Form 10-Q
period 2013-08-31
MACCO INTERNATIONAL CORP
filed 2013-12-04
CIK 1572699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-188563

MACCO INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	3540 (Primary Standard Industrial Classification Number)	99-0378256 (IRS Employer Identification Number)

681 Zemes St, Com. Zemes,

 Jud.Bacau, Zip: 607690,

 Romania

Tel: 702.799.9946

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.   N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 1, 2013
Common Stock, $0.001	9,170,000

1 | Page

2 | Page

MACCO INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF AUGUST 31 AND FEBRUARY 28, 2013
Assets
	August 31,	February 28,
	2013 (unaudited)	2013 (audited)

Current Assets
Cash	$16,216	$23,576
Total Current Assets	16,216	23,576

Total Assets	$16,216	$23,576
Liabilities and Stockholders’ Equity

Total Liabilities	$-	$-

Stockholders’ Equity

Common stock, $0.001par value, 75,000,000 shares authorized;
9,170,000 shares issued and outstanding at August 31 and February 28, 2013 respectively	9,170	9,170
Additional paid-in-capital	16,030	16,030
Deficit accumulated during the development stage	(8,984)	(1,624)
Total Stockholders’ Equity	16,216	23,576
Total Liabilities and Stockholders’ Equity	$16,216	$23,576

The accompanying notes are an integral part of these financial statements.

3 | Page

MACCO INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS PERIODS ENDED AUGUST 31, 2013, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO AUGUST 31, 2012

AND

FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO AUGUST 31, 2013

(UNAUDITED)

	Three months ended August 31, 2013	For the period from July 5, 2012 (Inception) to August 31, 2012	Six months Ended August 31, 2013	For the period from July 5, 2012 (Inception) to August 31, 2012	For the period from July 5, 2012 (Inception) to August 31,2013
REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	7,358	678	7,360	678	8,984

TOTAL OPERATING EXPENSES	7,358	678	7,360	678	8,984

NET LOSS FROM OPERATIONS	(7,358)	(678)	(7,360)	(678)	(8,984)

NET LOSS	$ (7,358)	$ (678)	$ (7,360)	$ (678)	$ (8,984)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,893,571	6,000,000	6,893,571	6,000,000

* denotes less than $(0.01) per share

The accompanying notes are an integral part of these financial statements

4 | Page

MACCO INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS PERIOD ENDED AUGUST 31, 2013, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO AUGUST 31, 2012 AND FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO AUGUST 31, 2013

(UNAUDITED)

	Six months ended August 31, 2013	For the period from July 5, 2012 (Inception) to August 31, 2012	Period From July 5, 2012 (Inception), to August 31, 2013
Operating Activities
Net (loss)	$(7,360)	$(678)	$(8,984)
Net cash (used) for operating activities	(7,360)	(678)	(8,984)

Investing Activities	-	-	-

Financing Activities
Proceeds from director loan	-	678	-
Sale of common stock	-	6,000	25,200
Net cash provided by financing activities	-	6,678	25,200

Net increase (decrease) in cash and equivalents	(7,360)	6,000	16,216

Cash at beginning of the period	23,576	-	-
Cash at end of the period	$16,216	$6,000	$16,216

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

5 | Page

MACCO INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2013, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO AUGUST 31, 2012 AND THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO AUGUST 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Macco International Corp. (“the Company”) was incorporated under the laws of the State of Nevada, in the United States of America on July 5, 2012.  The Company is in the development stage as defined under Statement on Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.” Since Inception (July 5, 2012) through August 13, 2013, the Company has not generated any revenue and has accumulated losses of $8,984. The Company intends to sell machineries and CNCs through a customer and broker database.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since Inception (July 5, 2012)  resulting in an accumulated deficit of $8,984 as of August 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31 and February 28, 2013, the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

6 | Page

MACCO INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2013, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO AUGUST 31, 2012 ANDTHE PERIOD FROM JULY 5, 2012 (INCEPTION) TO AUGUST 3, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six month periods ended August 31, 2013 and the period from July 5 (Inception) to August 31, 2012.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a February 28 fiscal year end.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of August 31 2013, the Company has not issued any stock-based payments.

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

7 | Page

MACCO INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2013, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO AUGUST 31, 2012 AND THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO AUGUST 31, 2013

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On July 16, 2012, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total proceeds of $6,000. On November 2, 2012, the Company issued 1,000,000 shares of its common stock at $0.0025 per share for total proceeds of $2,500. On November 16, 2012, the Company issued 1,000,000 shares of its common stock at $0.005 per share for total proceeds of $5,000. On January 16, 2013, the Company issued 1,170,000 shares of its common stock at $0.01 per share for total proceeds of $11,700.

Total shares outstanding as of August 31, 2013 were 9,170,000.

NOTE 3 – INCOME TAXES

As of August 31, 2013, the Company had net operating loss carry forwards of $8,984 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to August 31, 2013 to the date these financial statements were filed with the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

8 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The objective of this corporation is to sell machineries and CNCs through a customer and broker database, without having to create and maintain an inventory. CNCs are programmable automated machines that allow companies to process a piece of metal into a final product, without the intervention of an employee. To create the database, we will need to purchase a database software and look for consultants and companies in the machinery field who would be interested in working with us. We would also want to provide consultation services as well as machine fabrication services. There are few companies, like “World Machinery Works” selling machineries today in Romania and Eastern Europe, which is also our initial market.

In the future, we plan to provide consultation and machinery maintenance services. We will be able to contract engineers and consultants to educate the client’s technicians on the usage and maintenance of the machinery. We will also provide on-site repair services. If the machine breaks during or after the warranty, we will be able to send a technician or an engineer, if required, to repair the product.

Another service we intent to give is the fabrication of machinery. If a client cannot find the machinery they need, we will be able to build that machinery for him or modify existing machinery. This lucrative fabrication process requires a lot of engineering time to accomplish and we will be competing with engineering firms on the design of such machineries.

Before taking the buyer to physically see the machine, the buyer and seller will have to sign a circumvention letter to protect our commission. Our business will request between 15-40% commission on the selling price, depending on the machinery’s location and demand.

For the moment, we only possess one sales department to manage all the sales of the company. Our current sales department is constituted of our sole director and officer, processing the request of a client in the event of receiving a purchase order, whether it will be for conventional machinery or CNC. However, we plan to constitute a specialized department for CNCs. CNC machineries are usually a lot more expensive than traditional machineries. CNCs are programmable automated machines that allow companies to

9 | Page

process a piece of metal into a final product, without the intervention of an employee. These machines can be transformed and adapted with more programming or even by adding custom robots to help achieve the desired product. The cost might be very high to acquire and create this kind of machinery. Eventually, our company is planning to deploy a team of engineers and technicians to research and develop unavailable needed machineries into fully functional and robotized machineries.

The Machineries

Machineries are machines used to cut, shape and process metals. The cost of machineries varies with the type of machinery, size and age. The price can range from $200 to hundreds of thousands of dollars for custom robotized CNCs. There are many different types of machineries. The list below names a few.

Angle Roll	Air Dryer	Bar Feeders	Balancing machine
Beader	Bender	Boring Mill	Brake
CMM	Coil-Cradle	Comparator	Compressor
Deburrers	Drills	Radial Drills	EDM
Feeders	Gear Machines	Generators	Grinders
Hoists	Iron Workers	Jig Bores	Lathes
Lathes-CNC	Lift Trucks	Machine Centers	Mills
Mills-CNC	Misc.	Notcher	Ovens
Plasma	Polishing	Positioners-welding	Press
Press Brake	Press Brake-CNC	Press-Insertion	Punch-Presses
Punches	Punches-CNC	Riveters	Roll Former
Rolling Mill	Rolls	Rotary Tables	Sand Blasters
Sander / Buffer	Saw	Shears	Slitter
Slotter	Straightener	Swager	Threader
Tooling	Uncoilers	Vibratory Finishers	Welder
Wire	VTL	Laser	Pantograph

Our revenue will be earned by making our 15-40% commission on the sale of existing machinery. For the customized machinery, it will be different from one client to another, depending on the case.

At this point, we are working on developing the website and locating brokers and salespersons to acquire machineries for sale and machineries in demand.

Since we have not generated profit to date, we cannot guarantee that the business will be profitable in the future. If we cannot generate sufficient revenues to operate profitably in a timely manner, we may have to cease operations. In the future, our ability to obtain cash flow and gain profit depends on our director and salespersons. Failure to generate revenues by selling machineries will obligate us to suspend or cease operations.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Three Month Period Ended August 31, 2013 Compared to the Period from July 5 (Inception) to August 31, 2012.

Revenue

We recognized no revenue in the three month ended August 31, 2013 or for the period from July 5 (Inception) to August 31, 2012 as we are a development stage company.

Operating Expenses

During the three month period ended August 31, 2013, we incurred general and administrative expenses $7,358 compared to $678 incurred for the period from July 5 (Inception) to August 31, 2012. These expenses related to corporate overhead, financial and administrative contracted services.

Net Loss

Our net loss for the three month period ended August 31, 2013 was $7,358 compared to a net loss of $678 for the period from July 5 (Inception) to August 31, 2012 due to the factors discussed above.

Six Month Period Ended August 31, 2013 Compared to the Period from July 5 (Inception) to August 31, 2012.

Revenue

We recognized no revenue in the six month ended August 31, 2013 or for the period from July 5 (Inception) to August 31, 2012 as we are a development stage company.

Operating Expenses

During the six month period ended August 31, 2013, we incurred general and administrative expenses $7,360 compared to $678 incurred for the period from July 5 (Inception) to August 31, 2012. These expenses related to corporate overhead, financial and administrative contracted services.

Net Loss

Our net loss for the six month period ended August 31, 2013 was $7,360 compared to a net loss of $678 for the period from July 5 (Inception) to August 31, 2012 due to the factors discussed above.

Liquidity and Capital Resources

Six Month Period Ended August 31, 2013 Compared to the Period from July 5 (Inception) to August 31, 2012.

As at August 31, 2013, our total assets were $16,216, comprising exclusively of cash, compared to $23,576 in total assets at February 28, 2013. As at August 31 and February 28, 2013, our total liabilities were $0.

Stockholders’ equity was $16,216 as of August 31, 2013 compare to stockholders' equity of $23,576 as of February 28, 2013.

11 | Page

Cash Flows from Operating Activities

 For the six month period ended August 31, 2013, net cash flows used in operating activities was $7,360 compared to net cash flows used in operating activities was $678 for the Period from July 5 (Inception) to August 31, 2012.The increase was in line with the increase in the losses we incurred between the two periods.

Cash Flows from Investing Activities

The Company has not generated or used any cash flows from investing activities during the six months ended August 31, 2013 or for the period from July 5 (Inception) to August 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements form our director or the issuance of equity. We did not generate or use any funding from financing activities in the six months ended August 31, 2013. During the period from July 5 (Inception) to August 31, 2012 we received $6,000 from the sale of shares form our common stock and $678 from a loan from our director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

12 | Page

Going Concern

The independent auditors' review report accompanying our February 28, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2012, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total proceeds of $6,000. On November 2, 2012, the Company issued 1,000,000 shares of its common stock at $0.0025 per share for total proceeds of $2,500. On November 16, 2012, the Company issued 1,000,000 shares of its common stock at $0.005 per share for total proceeds of $5,000. On January 16, 2013, the Company issued 1,170,000 shares of its common stock at $0.01 per share for total proceeds of $11,700. The sales were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding in any of the periods presented in these financial statements.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macco International Corp.
Dated: December 1, 2013	/s/ Sandu Mazilu
President and Chief Executive Officer and Chief Financial Officer

15 | Page