Form 10-Q
period 2013-11-30
MACCO INTERNATIONAL CORP
filed 2014-01-06
CIK 1572699

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-188563

MACCO INTERNATIONAL CORP.(Exact name of registrant as specified in its charter)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 3, 2014
Common Stock, $0.001	9,170,000

MACCO INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF NOVEMBER 30 AND FEBRUARY 28, 2013
Assets
	November 30,	February 28,
	2013 (unaudited)	2013 (audited)

Current Assets
Cash	$9,038	$23,576
Total Current Assets	9,038	23,576

Total Assets	$9,038	$23,576
Liabilities and Stockholders’ Equity

Total Liabilities	$-	$-

Stockholders’ Equity

Common stock, $0.001par value, 75,000,000 shares authorized;
9,170,000 shares issued and outstanding at November 30 and February 28, 2013 respectively	9,170	9,170
Additional paid-in-capital	16,030	16,030
Deficit accumulated during the development stage	(16,162)	(1,624)
Total Stockholders’ Equity	9,038	23,576

Total Liabilities and Stockholders’ Equity	$9,038	$23,576

The accompanying notes are an integral part of these unaudited financial statements

MACCO INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2013 AND 2012, THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2013, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO NOVEMBER 30, 2012

AND

FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO NOVEMBER 30, 2013

(UNAUDITED)

	Three months ended November 30, 2013	Three months ended November 30, 2012	Nine months Ended November 30, 2013	For the period from July 5, 2012 (Inception) to November 30, 2012	For the period from July 5, 2012 (Inception) to November 30,2013
REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	7,178	1,046	14,538	1,046	16,162

TOTAL OPERATING EXPENSES	7,178	1,046	14,538	1,046	16,162

NET LOSS FROM OPERATIONS	(7,178)	(1,046)	(14,538)	(1,046)	(16,162)

LOSS BEFORE TAXES	(7,178)	(1,046)	(14,538)	(1,046)	(16,162)

PROVISION FOR TAXES	-	-	-	-	-

NET LOSS	$ (7,178)	$ (1,046)	$ (14,538)	$ (1,046)	$ (16,162)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,170,000	6,465,909	9,170,000	5,828,767

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these unaudited financial statements

MACCO INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2013, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO NOVEMBER 30, 2012 AND FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO NOVEMBER 30, 2013

(UNAUDITED)

	Nine months ended November 30, 2013	For the period from July 5, 2012 (Inception) to November 30, 2012	Period From July 5, 2012 (Inception), to November 30, 2013
Operating Activities
Net (loss)	$(14,538)	$(1,046)	$(16,162)
Net cash (used) for operating activities	(14,538)	(1,046)	(16,162)

Investing Activities	-	-	-

Financing Activities

Sale of shares of common stock	-	12,500	25,200
Net cash provided by financing activities	-	12,500	25,200

Net increase (decrease) in cash and equivalents	(14,538)	11,454	9,038

Cash at beginning of the period	23,576	-	-

Cash at end of the period	$9,038	$11,454	$9,038

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

MACCO INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2013 AND 2012, THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2013, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO NOVEMBER 30, 2012 AND

FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO NOVEMBER 30, 2013

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Macco International Corp. (“the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on July 5, 2012.  The Company is in the development stage as defined under Statement on Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.” Since Inception (July 5, 2012) through November 30, 2013, the Company has not generated any revenue and has accumulated losses of $16,162. The Company intends to sell machineries and CNCs through a customer and broker database.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since Inception (July 5, 2012)  resulting in an accumulated deficit of $16,162 as of November 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining  the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, the private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30 and February 28, 2013, the Company's bank deposits did not exceed the insured amounts.

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

6 | Page

MACCO INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2013 AND 2012, THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2013, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO NOVEMBER 30, 2012 AND

FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO NOVEMBER 30, 2013

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic Income (Loss) Per Share Continued.

No potentially dilutive securities were issued or outstanding during any of the periods presented in these financial statements.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three month periods ended November 30, 2013 and 2012, the nine month period ended November 30, 2013 or the period from July 5 (Inception) to November 30, 2012.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a February 28 fiscal year end.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year

7 | Page

MACCO INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2013 AND 2012, THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2013, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO NOVEMBER 30, 2012 AND

FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO NOVEMBER 30, 2013

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-Based Compensation

As of November 30 2013, the Company has not issued any stock-based payments.

Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue in accordance with ASC. 605, “Revenue Recognition” ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

8 | Page

MACCO INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2013 AND 2012, THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2013, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO NOVEMBER 30, 2012 AND

FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO NOVEMBER 30, 2013

(UNAUDITED)

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

Total shares outstanding as of November 30, 2013 were 9,170,000.

NOTE 3 – INCOME TAXES

As of November 30, 2013, the Company had net operating loss carry forwards of $16,162 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2013 to the date these financial statements were filed with the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

9 | Page

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The objective of this corporation is to sell machineries and CNCs through a customer and broker database, without having to create and maintain an inventory. CNCs are programmable automated machines that allow companies to process a piece of metal into a final product, without the intervention of an employee. To create the database, we will need to purchase database software and look for consultants and companies in the machinery field who would be interested in working with us. We would also want to provide consultation services as well as machine fabrication services. There are few companies, like “World Machinery Works” selling machineries today in Romania and Eastern Europe, which is also our initial market.

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

10 | Page

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

11 | Page

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

Three Month Period Ended November 30, 2013 Compared to the Three Month Period Ended November 30, 2012.

Revenue

We recognized no revenue in the three month periods ended November 30, 2013 and 2012 as we are a development stage company.

Operating Expenses

During the three month period ended November 30, 2013, we incurred general and administrative expenses $7,178 compared to $1,046 incurred during the three month period ended to November 30, 2012. These expenses related to corporate overhead, financial and administrative contracted services. The increase in the general and administrative expenses incurred between the two periods reflects increased activity in implementing our business plan.

Net Loss

Our net loss for the three month period ended November 30, 2013 was $7,178 compared to a net loss of $1,046 for three month period ended to November 30, 2012 due to the factors discussed above.

Nine Month Period Ended November 30, 2013 Compared to the Period from July 5 (Inception) to November 30, 2012.

Revenue

We recognized no revenue in the nine month period ended November 30, 2013 or for the period from July 5, 2012 (Inception) to November 30, 2012 as we are a development stage company.

Operating Expenses

During the nine month period ended November 30, 2013, we incurred general and administrative expenses $14,538 compared to $1,046 incurred for the period from July 5, 2012 (Inception) to November 30, 2012. These expenses related to corporate overhead, financial and administrative contracted services. The increase in the general and administrative expenses incurred between the two periods reflects increased activity in implementing our business plan.

Net Loss

Our net loss for the nine month period ended November 30, 2013 was $14,538 compared to a net loss of $1,046 for the period from July 5, 2012 (Inception) to November 30, 2012 due to the factors discussed above.

12 | Page

Liquidity and Capital Resources

Nine Month Period Ended November 30, 2013 Compared to the Period from July 5, 2012 (Inception) to November 30, 2012.

As at November 30, 2013, our total assets were $9,038, comprising exclusively of cash, compared to $23,576 in total assets at February 28, 2013, also exclusively cash. As at November 30 and February 28, 2013, our total liabilities were $0.

Stockholders’ equity was $9,038 as of November 30, 2013 compared to stockholders' equity of $23,576 as of February 28, 2013.

Cash Flows from Operating Activities

 For the nine month period ended November 30, 2013, net cash flows used in operating activities was $14,538 compared to net cash flows used in operating activities of  $1,046 for the period from July 5, 2012 (Inception) to November 30, 2012.The increase was in line with the increase in the losses we incurred between the two periods.

Cash Flows from Investing Activities

The Company has not generated or used any cash flows from investing activities during the nine months ended November 30, 2013 or for the period from July 5, 2012 (Inception) to November 30, 2012.

Cash Flows from Financing Activities

We have financed our operations from the sale of shares of our common stock. We did not generate or use any funding from financing activities in the nine months ended November 30, 2013. During the period from July 5, 2012 (Inception) to November 30, 2012 we received $12,500 from the sale of shares of our common stock.

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

13 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three and nine month periods ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

14 | Page

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

15 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macco International Corp.
Dated: January 3, 2014	/s/ Sandu Mazilu
President and Chief Executive Officer and Chief Financial Officer

16 | Page