Form 10-Q/A
period 2013-11-30
MACCO INTERNATIONAL CORP
filed 2014-01-10
CIK 1572699

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

Form 10-Q/A

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.   N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 9, 2014
Common Stock, $0.001	9,170,000

MACCO INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF NOVEMBER 30 AND FEBRUARY 28, 2013
Assets
	November 30,	February 28,
	2013 (unaudited)	2013 (audited)

Current Assets
Cash	$9,038	$23,576
Total Current Assets	9,038	23,576

Total Assets	$9,038	$23,576
Liabilities and Stockholders’ Equity

Total Liabilities	$-	$-

Stockholders’ Equity

Common stock, $0.001par value, 75,000,000 shares authorized;
9,170,000 shares issued and outstanding at November 30 and February 28, 2013 respectively	9,170	9,170
Additional paid-in-capital	16,030	16,030
Deficit accumulated during the development stage	(16,162)	(1,624)
Total Stockholders’ Equity	9,038	23,576

Total Liabilities and Stockholders’ Equity	$9,038	$23,576

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

Macco International Corp.
Dated: January 9, 2014	/s/ Sandu Mazilu
President and Chief Executive Officer and Chief Financial Officer

16 | Page