Form 10-K
period 2014-02-28
MACCO INTERNATIONAL CORP
filed 2014-06-13
CIK 1572699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-188563

MACCO INTERNATIONAL CORP.(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5000 (Primary Standard Industrial Classification Number)	EIN 99-0378256 (IRS Employer Identification Number)

681 Zemes St, Com. Zemes,

 Jud.Bacau, Zip: 607690,

 RomaniaTel: 702-799-9946

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ X] No []

As of June 12, 2014, the registrant had 9,170,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 12, 2014.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Another service we intent to give is the fabrication of machinery. If a client cannot find the machinery he needs, we will be able to build that machinery for him or modify existing machinery. This lucrative fabrication process requires a lot of engineering time to accomplish and we will be competing with engineering firms on the design of such machineries.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not own any real estate or other properties.

Item 3. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the over the counter bulletin board in the future. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

Number of Holders

As of February 28, 2014, our 9,170,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended February 28, 2014 and or the period from July 5, 2012 (Inception) to February 28, 2013 and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

No sales of unregistered securities were completed in the twelve months ended February 28, 2014.

Purchase of our Equity Securities by Officers and Directors

No purchase of our equity securities was made by our officers and directors in the twelve months ended February 28, 2014.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses from July 5, 2012 (inception) to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There is no guarantee that we will be successful in raising the additional funding we need to successfully implement our business plan.

FISCAL YEAR ENDED FEBRUARY 28, 2014 COMPARED TO THE PERIOD FROM JULY 5, 2012 TO FEBRUARY 28, 2013.

Revenue

We did not generate any revenue during the twelve months ended February 28, 2014 or the period from July 5, 2012 (Inception) to February 28, 2013 as we have not commenced operations as yet.

Operating expenses

During the fiscal year ended February 28, 2014, we incurred general and administrative expenses of $30,979 compared to $1,624 incurred during the period from July 5, 2012 (Inception) to February 28, 2013. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Expenses incurred during fiscal year ended February 28, 2014 compared to the period from July 5, 2012 (Inception) to February 28, 2013 increased primarily due to the increased scale and scope of our business operations

Net Loss

Our net loss for the fiscal year ended February 28, 2014 was $30,979 compared to a net loss of $1,624 during the period from July 5, 2012 (Inception) to February 28, 2013 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED FEBRUARY 28, 2014

As of February 28, 2014, our current and total assets, comprising cash, were $1,597 and our current and total liabilities, comprising a loan from our principal shareholder, were $9,000 resulting in a working capital deficit of $7,403.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended February 28, 2014, net cash flows used in operating activities were $30,979 compared to $1,624 used in operating activities during the period from July 5, 2012 (Inception) to February 28, 2013. The increase between the two periods is due to the increase in losses arising due to the increased scale and scope of our business operations.

Cash Flows from Investing Activities

We neither generated nor used cash flows from investing activities during the fiscal year ended February 28, 2014 or the period from July 5, 2012 (Inception) to February 28, 2013 dues to the limited funding we have available to use.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan form our principal shareholder. For the fiscal year ended February 28, 2014, net cash from financing activities was

$9,000 consisting of a loan from our principal shareholder. By comparison, during the period from July 5, 2012 (Inception) to February 28, 2013 net cash from financing activities was $25,200 consisting of proceeds received from sale of shares of our common stock.

PLAN OF OPERATION AND FUNDING

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There is no guarantee that we will be successful in raising the additional funding we need to successfully implement our business plan.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and by way of loan from our principal shareholder. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Future issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 28, 2014 and February 28, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO AUDITED FINANCIAL STATEMENTS

MACCO INTERNATIONAL CORP.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Balance Sheets (Audited) as of February 28, 2014 and February 28, 2013
Statements of Operations (Audited) for the year ended February 28, 2014, the period from inception (July 5, 2012) to February 28, 2013 and the period from inception (July 5, 2012) to February 28, 2014
Statement of Changes in Stockholders’ Deficit (Audited) from inception (July 5, 2012) to February 28, 2014
Statements of Cash Flows (Audited) for the year ended February 28, 2014, the period from inception (July 5, 2012) to February 28, 2013 and the period from inception (July 5, 2012) to February 28, 2014
Notes to the Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Macco International Corp

681 Zemesst, Com. Zemes

Jud Bacau, 607690Romania

We have audited the accompanying balance sheet of Macco International Corp (a development stage company) as of February 28, 2014 and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of February 28, 2013 and for the period from July 5, 2012 (Inception) to February, 2013 were audited by another auditor who expressed an unqualified opinion on April 25, 2013. Our opinion, in so far as it relates to the period from July 5, 2012 (Inception) through February 28, 2013 is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Macco International Corp. as of February 28, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations since Inception (July 5, 2012) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
June 11, 2014	Cutler & Co., LLC

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Macco International Corp.

Zemes, Romania

I have audited the accompanying balance sheet of Macco International Corp. (a development stage company) as of February 28, 2013, and the related statements of operations, stockholders' equity and cash flows for the period from July 5, 2012 (inception) through February 28, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Macco International Corp. as of February 28, 2013, and the results of its operations and its cash flows for the period from July 5, 2012 (inception) through February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
April 25, 2013	RONALD R. CHADWICK, P.C.

MACCO INTERNATIONAL CORP (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

Assets	February 28, 2014	February28, 2013
Current Assets
Cash	$ 1,597	$ 23,576
Total Current Assets	1,597	23,576

Total Assets	$ 1,597	$ 23,576
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Shareholder loan	$ 9,000	$ -
Total Current Liabilities	9,000	-

Total Liabilities	9,000	-

Stockholders’ Equity (Deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
9,170,000 shares issued and outstanding	9,170	9,170
Additional paid-in-capital	16,030	16,030
Deficit accumulated during the development stage	(32,603)	(1,624)
Total stockholders’ equity (deficit)	(7,403)	23,576

Total liabilities and stockholders’ equity (deficit)	$ 1,597	$ 23,576

MACCO INTERNATIONAL CORP

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED FEBRUARY 28, 2014, THE PERIOD FROM JULY 5, 2012 (INCEPTION)

TO FEBRUARY 28, 2013 AND FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO FEBRUARY 28, 2014

	Year Ended February 28, 2014	Period From July 5, 20012 (Inception), to February 28, 2013	Period From July 5, 20012 (Inception), to February 28, 2014

Revenue	$ -	$ -	$

Operating Expenses
General and administrative	30,979	1,624	32,603
Net (Loss) from Operation before Taxes	(30,979)	(1,624)	(32,603)

Provision for Income Taxes	-	-	-

Net (Loss)	$ (30,979)	$ (1,624)	$ (32,603)
(Loss) per common share – Basic and diluted	$ (0.00)*	$ (0.00)*
Weighted Average Number of Common Shares Outstanding Basic and diluted	9,170,000	6,893,571

‘* denotes a loss of less than $(0.01) per share.

MACCO INTERNATIONAL CORP (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO FEBRUARY 28, 2014
	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Inception, July 5, 2012	$ -	$ -	$ -	$ -	$ -
Shares issued for cash at $0.001 per share on July 16, 2012	6,000,000	6,000	-	-	6,000
Shares issued for cash at $0.0025 per share on November 2, 2012	1,000,000	1,000	1,500	-	2,500
Shares issued for cash at $0.005 per share on November 16, 2012	1,000,000	1,000	4,000	-	5,000
Shares issued for cash at $0.01 per share on January 16, 2013	1,170,000	1,170	10,530	-	11,700
Net loss for the period ended February 28, 2013	-	-	-	(1,624)	(1,624)
Balance, February 28, 2013	9,170,000	$ 9,170	$ 16,030	$ (1,624)	$ 23,576
Net loss for the year ended February 28, 2014	-	-	-	(30,979)	(30,979)
Balance, February 28, 2014	9,170,000	$ 9,170	$ 16,030	$ (32,603)	$ (7,403)

MACCO INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 28, 2014, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO FEBRUARY 28, 2013 AND FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO FEBRUARY 28, 2014

	Year Ended February 28, 2014	Period From July 5, 2012 (Inception), to February 28, 2013	Period From July 5, 2012 (Inception), to February 28, 2014
Operating Activities
Net (loss)	$ (30,979)	$ (1,624)	$ (32,603)
Net cash (used) in operating activities	(30,979)	(1,624)	(32,603)

Investing Activities	-	-	-
Net cash provided by (used) in investing activities	-	-	-

Financing Activities Loans from Director	9,000	-	9,000
Sale of common stock	-	25,200	25,200
Net cash provided by financing activities	9,000	25,200	34,200

Net increase (decrease) in cash and equivalents	(21,979)	23,576	1,597

Cash and equivalents at beginning of the period	23,576	-	-

Cash and equivalents at end of the period	$ 1,597	23,576	$ 1,597
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

MACCO INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2014, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO FEBRUARY 28, 2013 ANDFOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO FEBRUARY 28, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Macco International Corp. (“the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on July 5, 2012 (Inception). . The Company intends to sell machineries and CNCs through a customer and broker database.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is February 28.

Development Stage Company

The Company is a development stage company in accordance with Financial Accounting Standards Codification (“ASC”) 915 “Development Stage Entities ". Among the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, changes in stockholders' deficit and cash flows disclose activity since the date of our Inception (July 5, 2012) as a development stage company. Since Inception (July 5, 2012) through February 28, 2014, the Company has not generated any revenue and has accumulated losses of $32,603

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2014 and 2013 the Company's bank deposits did not exceed the insured amounts.

Financial Instrument

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of cash and shareholder loan approximate their fair value are due to the short-term maturities of these instruments.

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

MACCO INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2014, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO FEBRUARY 28, 2013 ANDFOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO FEBRUARY 28, 2014

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the fiscal year ended February 28, 2014 or the period from July 5, 2012 to February 28, 2013.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the fiscal year ended February 28, 2014 or the period from July 5, 2012 to February 28, 2013.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Recent adopted accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements..

NOTE 2 – GOING CONCERN

At February, 2014 the Company had cash of $1,597, no profitable business activities, liabilities of $9,000, a working capital deficit of $7,403, accumulated losses of $32,603 and a shareholders’ deficit of $7,403. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

MACCO INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2014, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO FEBRUARY 28, 2013 ANDFOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO FEBRUARY 28, 2014

In the audited financial statements for the fiscal year ended February 28, 2014 and the period from July 5, 2012 to February 28, 2013, the Reports of the Independent Registered Public Accounting Firms include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

These audited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from shareholders and, or, the private placement of shares of common stock. There is no guarantee that the Company will be successful in raising the funding necessary to successfully implement its business plan. These financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 3 –SHAREHOLDER LOAN

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of February 28, 20134 our principal shareholder had advance to us an amount of $9,000 by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On July 16, 2012, the Company issued 6,000,000 shares of common stock for cash proceeds of $6,000 at $0.001 per share.

On November 2, 2012, the Company issued 1,000,000 shares of common stock for cash proceeds of $2,500 at $0.0025 per share.

On November 16, 2012, the Company issued 1,000,000 shares of common stock for cash proceeds of $5,000 at $0.005 per share.

On January 16, 2013, the Company issued 1,170,000 shares of common stock for cash proceeds of $11,700 at $0.01 per share.

There were 9,170,000 shares of common stock issued and outstanding as of February 28, 2014.

NOTE 5 – INCOME TAXES

As of February 28, 2014, the Company had net operating loss carry forwards of $32,603 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

MACCO INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2014, THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO FEBRUARY 28, 2013 ANDFOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO FEBRUARY 28, 2014

NOTE 6– SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2014 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after February 28, 2014 for which disclosure is require

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 12, 2013, the Company was informed by Ronald Chadwick, P.C. (“Ronald Chadwick”) that it was resigning as its independent registered public accounting firm by the end of November 2013. Ronald Chadwick, resigned as our independent registered public accounting firm on Friday, November 22nd, 2013. On November 22, 2013, the Company retained Cutler & Co., LLC (“Cutler”) as its principal independent accountants.

There have been no disagreements either with Ronald Chadwick or Cutler with respect to accounting and financial disclosure.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2. We did not maintain appropriate cash controls – As of February 28, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at February 28, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Sandu Mazilu 99 Zemes St, Com. Zemes, Jud.Bacau, Zip: 607690, Romania	53	President, Secretary, Treasurer and Director

Biographical Information and Background of officer and director

Sandu Mazilu graduated from the business administration program of the Vasile Alecsandri University of Bacău. After his studies, he started travelling all over Europe to make contacts and start importing goods to Romania. Soon after, he became electronic goods importer. From 2011, Mr. Mazilu’s started working as a machinery independent dealer, in Romania.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Mr.Mazilu currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on July 5, 2012 until February 28, 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Sandu Mazilu,	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Treasurer and Secretary	July 5, 2012 to February 28, 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officer or director or employees.

CHANGE OF CONTROL

As of February 28, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this prospectus, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Sandu Mazilu President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chief Accounting Officer and Sole Director 681 ZEMES ST, ZEMES, BACAU, ROMANIA 607690	6,000,000	65.4%
Common Stock	All Officers and Directors as a group (one person)	6,000,000 shares	65.4%

The percent of class is based on 9,170,000 shares of common stock issued and outstanding as of the date of this prospectus.

Item 13. Certain Relationships and Related Transactions

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

Our sole promoter, Sandu Mazilu;

•

Any relative or spouse of any of the foregoing persons who has the same house as such person;

•

Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock.

On July 5, 2012, we issued a total of 6,000,000 shares of restricted common stock to Mr. Mazilu for payment of $6,000.

As at February 28, 2014 we owed Mr. Mazilu $9,000 by way of shareholder loan. The loan is interest free, unsecured and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended February 28, 2014, we incurred approximately $7,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for period from July 5, 2012 to February 28, 2013 and for the review of our financial statements for the quarter ended November 30, 2013.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Sandu Mazilu	President, Treasurer, Secretary and Director	June 12, 2014
Sandu Mazilu