Form 10-Q
period 2014-05-31
SUCCESS HOLDING GROUP INTERNATIONAL, INC.
filed 2014-07-18
CIK 1572699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141060

Success Holding Group International Inc.
(Name of small business issuer in its charter)

Nevada	99-0378256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

531 Airport North Office Park
Fort Wayne, Indiana 46825
(Address of principal executive offices)

(260) 490-9990
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 16, 2014
Common Stock, $0.001	36,680,000

PART I.

ITEM 1. FINANCIAL STATEMENTS

SUCCESS HOLDING GROUP INTERNATIONAL INC.
F/K/A MACCO INTERNATION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,	Feburary 28,
	2014	2014
	(Unaudited)
Assets
Current assets
Cash	$881	$1,597
Total Current Assets	881	1,597
Total Assets	$881	$1,597

Liabilities and Stockholders' Deficit

Current Libilities
Shareholder loan	$11,500	$9,000
Total Current Libilities	11,500	9,000
Total Libilities	11,500	9,000

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,170,000 shares issued and outstanding	9,170	9,170
Additional paid-in-capital	16,030	16,030
Deficit accumulated during the development stage	(35,819)	(32,603)
Total stockholders' deficit	(10,619)	(7,403)
Total liabilities and stockholders' deficit	$881	$1,597

SUCCESS HOLDING GROUP INTERNATIONAL INC.
F/K/A MACCO INTERNATION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended May 31,		For the Period July 5, 2012 (Inception) to May 31,
	2014	2013	2014
Revenue	$-	$-	$-

Operating Expenses
General and administrative	3,216	2	35,819

Net Loss from Operation before Taxes	(3,216)	(2)	(35,819)

Provision for Income Taxes	-	-	-
Net Loss	$(3,216)	$(2)	$(35,819)

Loss per common share-Basic and diluted	$(0.00)*	$(0.00)*

Weighted Average Number of Common
Shares Outstanding Basic and diluted	9,170,000	9,170,000

* denotes a loss of less than $(0.01) per share.

SUCCESS HOLDING GROUP INTERNATIONAL INC.
F/K/A MACCO INTERNATION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended May 31,		For the Period July 5, 2012 (Inception) to May 31,
	2014	2013	2014
Operating Activities
Net loss	$(3,216)	$(2)	$(35,819)
Net cash used in operating activities	(3,216)	(2)	(35,819)

Financing Activities
Proceeds from sales of common stock	-	-	34,200
Loans from shareholder	2,500	-	2,500
Net cash provided by financing activities	2,500	-	36,700

Net increase (decrease) in cash and equivalents	(716)	(2)	881

Cash and equivalents at beginning of the period	1,597	23,576	-
Cash and equivalents at end of the period	$881	$23,574	$881

Supplemental cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash Activities	$-	$-	$-

SUCCESS HOLDING GROUP INTERNATIONAL, INC. FKA MACCO INTERNATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Success Holding Group International, Inc. (formerly named Macco International Corp.) (“the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on July 5, 2012. The Company is in the development stage as defined under Statement on Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.” Since Inception (July 5, 2012) through May 31, 2014, the Company has not generated any revenue and has accumulated losses of $35,819. The Company intends to sell machineries and CNCs through a customer and broker database.

Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since Inception (July 5, 2012) resulting in an accumulated deficit of $35,819 as of May 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, the private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2014, the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three month periods ended May 31, 2014 and 2013.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a February 28 fiscal year end.

Unaudited Interim Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended February 28, 2014 and notes thereto contained in the Annual Report on Form 10-K of the Company filed with the United States Securities and Exchange Commission (the “SEC”) on June 13, 2014. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Stock-Based Compensation
As of May 31, 2014, the Company has not issued any stock-based payments. Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

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

Total shares outstanding as of May 31, 2014 were 9,170,000.

NOTE 3 – INCOME TAXES

As of May 31, 2014, the Company had net operating loss carry forwards of $35,819 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to May 31, 2014 to the date these financial statements were filed with the Securities and Exchange Commission, and has determined that it does have any material subsequent events to disclose in these financial statements.

On June 13, 2014, there was a change in control of Macco International Corp., a corporation organized under the laws of the State of Nevada (the "Company"). In accordance with the terms and provisions of that certain stock purchase agreement dated April 23, 2014 (the ("Stock Purchase Agreement") by and among Sandu Mazilu and Ana Mazilu, equity holders in the aggregate of 6,200,000 shares of common stock of the Company (collectively, the "Control Block Shareholders"), and Success Holding Group Corp., a Nevada corporation (the "Control Block Purchaser"), the Control Block Purchaser purchased from the Control Block Shareholders all of the 6,200,000 shares of common stock held of record, respectively.

Therefore, in accordance with the terms and provisions of the Stock Purchase Agreement, the Company accepted the resignations of its sole officer and director, Sandu Mazilu as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective June 13, 2014. Simultaneously, the Board of Directors appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Success Holding Group International Inc., formerly known as Macco International Corp. (the "Company") was incorporated in the State of Nevada on July 5, 2012.

Effective June 20, 2014, the Board of Directors and the majority shareholders of the Company, approved an amendment to the articles of incorporation to change the name of the Company to "Success Holding Group International, Inc." (the “Name Change Amendment”). The Amendment was filed with the Secretary of State of Nevada on June 20, 2014 changing the name of the Company to "Success Holding Group International, Inc." (the "Name Change"). The Name Change was effected to better reflect the future business operations of the Company.

Forward Stock Split

On June 14, 2014, the majority shareholders of the Company approved a forward stock split of four for one (4:1) of the Company's total issued and outstanding shares of common stock (the “Stock Split”) and the Name Change Amendment. Pursuant to the Company's Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of the Company’s outstanding votes is required to effect the Stock Split and the Name Change. The Company’s articles of incorporation does not authorize cumulative voting. As of the record date of June 14, 2014, the Company had 9,170,000 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 6,200,000 votes, which represents approximately 67.6% of the voting rights associated with the Company’s shares of common stock. The consenting stockholders voted in favor of the Stock Split and the Name Change described herein in a unanimous written consent dated June 14, 2014.

The Board of Directors had previously considered factors regarding their approval of the Stock Split including, but not limited to: (i) the current volume of trading and trading price of the Company’s shares of common stock on the OTC Market and potential to increase the marketability and liquidity of the Company’s common stock based on structuring of potential business operations and acquisition; and (ii) limitation of marketability of the Company’s common stock among brokerage firms and institutional investors based upon current per-share price. The Board of Directors of the Company approved the Name Change and the Stock Split and recommended the majority shareholders of the Company review and approve the Name Change and the Stock Split.

The Stock Split was effected on July 8, 2014 based upon the filing of appropriate documentation with FINRA. The Stock Split increased the Company's total issued and outstanding shares of common stock from approximately 9,170,000 shares to 36,680,000 shares of common stock. The common stock will continue to be $0.001 par value. The trading symbol of the Company will have a "D" placed on the ticker symbol for twenty business days from the effective date of the Stock Split and be "MACCD". After twenty business days has passed, on July 28, 2014, the Company's trading symbol will change to "SHGT".

The Name Change was effected to better reflect the proposed future business operations of the Company.

Change in Control

On June 13, 2014, there was a change in control of the Company. In accordance with the terms and provisions of that certain stock purchase agreement dated April 23, 2014 (the ("Stock Purchase Agreement") by and among Sandu Mazilu and Ana Mazilu, equity holders in the aggregate of 6,200,000 pre-Stock split shares of common stock of the Company (collectively, the "Control Block Shareholders"), and Success Holding Group Corp., a Nevada corporation (the "Control Block Purchaser"), the Control Block Purchaser purchased from the Control Block Shareholders all of the 6,200,000 pre-Stock Split shares of common stock held of record, respectively. See Part II. Item 5. Other Information".

Current Business Operations

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

The Machineries. Machineries are machines used to cut, shape and process metals. The cost of machineries varies with the type of machinery, size and age. The price can range from $200 to hundreds of thousands of dollars for custom robotized CNCs. There are many different types of machineries. The list below names a few.

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

Three Month Period Ended May 31, 2014 Compared to the Three Month Period Ended May 31, 2013.

We recognized no revenue for the three months ended May 31, 2014 and 2013 as we are a development stage company.

During the three month period ended May 31, 2014, we incurred general and administrative expenses $3,216 compared to $2 incurred for the three month period ended May 31, 2013. These expenses related to corporate overhead, financial and administrative contracted services.

Thus, our net loss for the three month period ended May 31, 2014 was $3,216 compared to a net loss of $2 for the three month period ended May 31, 2013 due to the factors discussed above.

Liquidity and Capital Resources

Three Month Period Ended May 31, 2014

As at May 31, 2014, our total assets were $881, comprising exclusively of cash, compared to $1,597 in total assets at February 28, 2014.

As at May 31,2014, our total liabilities were $11,500, compared to $9,000 in total assets at February 28, 2014.

Stockholders’ deficit was $10,619 as of May 31, 2014 compare to stockholders' deficit of $7,403 as of February 28, 2014.

Cash Flows from Operating Activities

For the three month period ended May 31, 2014, net cash flows used in operating activities was $3,216 compared to net cash flows used in operating activities was $2 for the three month period ended May 31, 2013.The increase was in line with the increase in the losses we incurred between the two periods.

Cash Flows from Investing Activities

The Company has not generated or used any cash flows from investing activities during the three months ended May 31, 2014 and 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancement from our director or the issuance of equity. We received $2,500 of loan from our shareholder during the three month period ended May 31, 2014 compare to no change on financing activities during the three month period ended May 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 8, 2014, in accordance with the Stock Split, the Company issued a further 27,510,000 shares of common stock to its shareholders. The Stock Split was effected based upon the filing of appropriate documentation with FINRA. The Stock Split increased the Company's total issued and outstanding shares of common stock from approximately 9,170,000 shares to 36,680,000 shares of common stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding in any of the periods presented in these financial statements.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Departure of Directors or Pricipal Officer; Election of Directors; Appointment of Principal Officers

In accordance with the terms and provisions of the Stock Purchase Agreement, the Company accepted the resignations of its sole officer and director, Sandu Mazilu as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective June 13, 2014. Simultaneously, the Board of Directors appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer.

Steve Chen Biography. During the past twenty years, Mr. Chen has been involved with a number of merger and acquisition activities involving both publicly traded and private companies. Several of the acquisitions involved the integration of chain stores and brand names, fiber optics, alternative energy technology, the Internet and logistics. Mr. Chen is also a renowned inspirational marketing speaker and a top-selling author of numerous self motivation books and multi-media courses. Mr. Chen is current the chairman of Success Holding Group Inc. (Cayman Islands) and the chairman of Success Prime Corp. (Taiwan). Mr. Chen was born in Taiwan and studied at Pepperdine University. He currently resides in both Taiwan and China.

Brian Kistler Biography. Mr. Kistler has extensive work history of over twenty five years in the financial services industry. He began working at the securities firm Edward Jones in 1987. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. In 1999 Mr. Kistler joined Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in northern Indiana. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler's ability to recruit, retain and train high quality financial advisers. Mr. Kistler left Raymond James in December 2005 to focus on the development of the Freedom Energy Holdings. Mr. Kistler is the founder of the Freedom Energy Holdings and serves as president and as its chief executive officer. Mr. Kistler serves as consultant to many public companies, assisting with the preparation and compliance of regulatory filings and corporate governance.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with the terms and provisions of the Stock Purchase Agreement, the Control Block Purchaser purchased from the Control Block Shareholders all of the 6,200,000 pre-Stock Split shares of common stock held of record, respectively. Thus, this represented a change in control of the Company.

The following table sets forth certain information, as of the date of this Quarterly Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Quarterly Report, there are 36,680,000 post Stock Split shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership

Directors and Officers:
Steve Chen 531 Airport North Office Park Fort Wayne, Indiana 46825	-0-	0%

Brian Kistler 531 Airport North Office Park Fort Wayne, Indiana 46825	-0-	0%

All executive officers and directors as a group (2 persons)	-0-	0%

Beneficial Shareholders Greater than 10%

Success Holding Group Corp. Address	24,800,000	67.6%

*	Less than one percent.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Success Holding Group International, Inc.

Dated: July 17, 2014	By:	/s/ Steve Andrew Chen
	Name:	Steve Andrew Chen
	Title:	Chief Executive Officer

	By:	/s/ Brian Kistler
	Name:	Brian Kistler
	Title:	Chief Financial Officer