Form 10-Q
period 2014-08-31
SUCCESS HOLDING GROUP INTERNATIONAL, INC.
filed 2014-10-14
CIK 1572699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 2, 2014
Common Stock, $0.001	36,680,000

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

PART I

ITEM 1. FINANCIAL STATEMENTS

SUCCESS HOLDING GROUP INTERNATIONAL INC.

(A Development Stage Company)

Consolidated Balance Sheets

	August 31,	February 28,
	2014	2014
	(Unaudited)
Assets
Current assets
Cash	$1,989,861	$1,597
Prepayment	800,000	-
Total Current Assets	2,789,861	1,597
Total Assets	$2,789,861	$1,597

Liabilities and Stockholders' Equity (Deficit)

Current Libilities
Accured Expenses	$8,150	$-
Due to Related Parties	1,179	9,000
Total Current Liabilities	9,329	9,000
Shareholder loan	2,700,000	-
Total Libilities	2,709,329	9,000

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 300,000,000 shares authorized; 36,680,000 shares issued and outstanding	36,680	36,680
Earnings (Deficit) accumulated during the development stage	43,852	(44,083)
Total stockholders' equity (deficit)	80,532	(7,403)
Total liabilities and stockholders' equity (deficit)	$2,789,861	$1,597

SUCCESS HOLDING GROUP INTERNATIONAL INC.

(A Development Stage Company)

Consolidated Statement Of Operations

(Unaudited)

	For the Three Months Ended August 31		For the Six Months Ended August 31		For the Period July 5, 2012 (Inception) to August 31
	2014	2013	2014	2013	2014
Revenue	$190,000	$-	$190,000	$-	$190,000
Cost of Sales	100,000		100,000		100,000
Gross Margin	90,000	-	90,000	-	90,000

Operating Expenses
General and administrative	10,355	7,358	13,571	7,360	46,174

Net Income (Loss) from Operation	79,645	(7,358)	76,429	(7,360)	43,826

Other Income	11,506	-	11,506	-	11,506

Net Income (Loss) from Operation before Taxes	91,151	(7,358)	87,935	(7,360)	55,332

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$91,151	$(7,358)	$87,935	$(7,360)	$55,332

Earnings (Loss) per common share-Basic and diluted	$0.0025	$(0.0002)	$0.0024	$(0.0008)

Weighted Average Number of Common Shares Outstanding Basic and diluted	36,680,000	36,680,000	36,680,000	9,170,000

SUCCESS HOLDING GROUP INTERNATIONAL INC.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended August 31		For the Period July 5, 2012 (Inception) to August 31
	2014	2013	2014
Operating Activities
Net Income (loss) of the period	$87,935	$(7,360)	$55,332
Debt forgiveness from related parties	(11,500)	-	$(11,500)
Prepayment (increase) decrease	(800,000)	-	(800,000)
Accrued expenses increase (decrease)	8,150	-	8,150
Net cash used in operating activities	(715,415)	(7,360)	(748,018)

Financing Activities
Proceeds from sales of common stock	-	-	34,200
Proceeds from related parties	3,679	-	3,679
Loans from shareholders	2,700,000	-	2,700,000
Net cash provided by financing activities	2,703,679	-	2,737,879

Net increase (decrease) in cash and equivalents	1,988,264	(7,360)	1,989,861

Cash and equivalents at beginning of the period	1,597	23,576	-
Cash and equivalents at end of the period	$1,989,861	$16,216	$1,989,861

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUCCESS HOLDING GROUP INTERNATIONAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Description of Business

SUCCESS HOLDING GROUP INTERNATIONAL INC. (“the Company”) was incorporated under the laws of the State of Nevada, in the United States of America on July 5, 2012. The Company acquired 100%  Celebrity Enterprise Co., Ltd. which was incorporated in Seychelles on August 15, 2014. The Company acquired 100% Success Entertainment Group Inc. which was incorporated in Cayman on August 28, 2014.

The Company has its operation strategy on movies investment, human resource training courses, and video advertisement cooperation to bring the Company operating income.

Celebrity Enterprise Co., Ltd., as a subsidiary of the Company generated some service revenue from assisting a series of seminar activities during the three months ended August 31, 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended February 28, 2014, included in the Company’s Form 10-K filed on June 13, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the six months ended August 31, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Cash and Cash Equivalents

The Company's bank accounts are deposited in insured institutions. The Company's bank deposits has $1,989,861 and $1,597 on August 31, 2014 and February 28, 2014 respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive.

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

Stock-Based Compensation

As of August 31, 2014, the Company has not issued any stock-based payments.

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company began to have net income for the three months ended August 31, 2014 and the net income caused accumulated earnings on August 31, 2014. However, the net income significantly depended on a particular project. The company is still in development stage and there is no assurance for the Company’s ability to generate profitable operations in the future. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – SHAREHOLDER LOAN

In August 2014, the Company’s shareholder, Success Holding Group Corp. USA, loaned the Company. As of August 31, 2014, the loan balance is $2,700,000. The loan will mature in two years and the Company bears no interest for the period. The Company agrees to make $232,000 monthly payment for the principal from August 2015. The annual interest rate after maturity date is 3%.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On July 16, 2012, the Company issued 24,000,000 shares of its common stock at $0.00025 per share for total proceeds of $6,000. On November 2, 2012, the Company issued 4,000,000 shares of its common stock at $0.000625 per share for total proceeds of $2,500. On November 16, 2012, the Company issued 4,000,000 shares of its common stock at $0.00125 per share for total proceeds of $5,000. On January 16, 2013, the Company issued 4,680,000 shares of its common stock at $0.0025 per share for total proceeds of $11,700.

On July 8, 2014, the Company issued a stock dividend in order to effect a four-for-one stock split of the Company’s common stock. All share and earnings per share numbers prior to the July 8, 2014 stock split have been retroactively restated to reflect the stock dividend for all periods presented.

Total shares issued and outstanding as of August 31, 2014 were 36,680,000.

NOTE 6 – INCOME TAXES

As of August 31, 2014, the Company had net operating loss carry forwards of $4,097 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company currently reports operations under one business segment

Geographic Information as of August 31, 2014 and for the six months ended August 31, 2014 are as follows:

For the six months ended August 31, 2014	USA	Taiwan
Revenue	$-	$190,000
Cost	-	100,000
Expenses	11,426	145
Other income	-	6
Net income (loss)	$(11,426)	$89,861

August 31, 2014	USA	Taiwan
Assets	$-	$2,789,861
Liabilities	18,829	2,700,000
Net assets	$(18,829)	$89,861

NOTE 8 – RELATED PARTY TRANSACTIONS

As of August 31, 2014, Success Holding Group Corp. USA, shareholder of the Company, has an outstanding receivable amount of $1,179 from the Company which it has advanced the amount to the Company to pay administrative and operating expenses.

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

Subsidiaries

On August 28, 2014, the Board of Directors authorized the acquisition of all of the total issued and outstanding ordinary shares of Success Entertainment Group Inc., a corporation incorporated under the laws of the Cayman Island ("SEG"). Therefore, the Company acquired an aggregate 60,000,000 ordinary shares of SEG as follows: (i) 47,999,999 shares were acquired from Steve Andrew Chen; and (ii) 12,000,000 shares were acquired from Chi-Jui Hong. Thus, SEG is one of our wholly-owned subsidiaries. Messrs. Chen and Hong executed those certain share transfer forms dated August 28, 2014 pursuant to which for good and valuable consideration transferred their respective shares to us.

Mr. Chen is our Chairman of the Board of Directors and Mr. Hong is our Chief Executive Officer and a member of the Board of Directors of SHGT. Thus, this was an affiliate transaction.

On August 15, 2014, the Board of Directors authorized the execution of that certain form of transfer of shares between us and Wen-Chi Huang (the "Transfer of Shares"). In accordance with the Transfer of Shares, the Company acquired all of the total issued and outstanding ordinary shares of Celebrity Enterprise Co., Ltd, a corporation incorporated under the laws of the Republic of Seychelles ("CEC"). The Company acquired an aggregate 10,000 ordinary shares of CEC from Wen-Chi Huang for good and valuable consideration in the amount of $10,000. Thus, CEC is one of our wholly-owned subsidiaries.

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

The Stock Split was effected on July 8, 2014 based upon the filing of appropriate documentation with FINRA. The Stock Split increased the Company's total issued and outstanding shares of common stock from approximately 9,170,000 shares to 36,680,000 shares of common stock. The common stock will continue to be $0.001 par value. The trading symbol of the Company changed to "SHGT".

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

CURRENT BUSINESS OPERATIONS

SHGT is currently seeking and identifying private and public companies in Asia as acquisition and merger candidates, including the integration of chain store and band names IOT (Internet of Things), alternative energy technology, internet and logistics.

Internet Movies

The current focus of the Company and its operations is the Internet movie business in China. The Company has completed the filming of the inspirational Internet movie "The Pronunciation Class of Love". Filming was completed in Taipei on August 25, 2014. The Internet movie "The Pronunciation Class of Love" was filmed by executive producer Steven Andrew Chen, our Chairman . Yen-Ming Chen directed comedy actor Handian Chen along with female idol star Lara and TV-Show Host Jacky Wu in "The Pronunciation Class of Love". Management anticipates the film to be released on the Internet in during October 2014. Internet movies are extremely popular in China and Asia. Management believes historical numbers reflect that production of Internet movies in Asia involving well known actors and entertainers will cost approximately $600,000 and generate between $1,000,000 and $2,000,000 in revenue annually.

The Company previously announced signing certain contracts with an Internet movie team and some of Asia's top actors, directors and producers (collectively, the "Internet Movie Contracts"). During July 2014, Steve Andrew Chen invited Jacky Wu (Tsung -Hsien Wu) who is considered the god father of variety shows, and his daughter Sandy Wu (Shan–Ju, Wu), to attend New Wave of Asian Film media conference in Shanghai, China. Jacky Wu accepted the position of movie director on behalf of SHGT. Jacky Wu produced China LETV "Rock n' Road", the internet movie which management believes reached over 1,000,000,000 viewers. The SHGT Internet team is comprised of five major Asian directors. The Internet Movie Contracts provide for each of the five directors to create a series of thirty positive Internet movies, which will involve many of China's top actors It is the Company's plan for the "Inspirational Series" Internet movies to produce thirty episodes during the next year. It is intended that Jacky Wu will direct certain episodes and invite famous celebrities and superstars in each episode with the main principal line of positive energy encouraged series. Management also anticipates that Ping-Yuan, Huang, the famous love song singer, will perform the inspirational series as the leading role. It is the intent of the Company to combine its resources with professional production teams to build a positive energy stream to lead and encourage young people to pursue their dreams. To continue this operational strategy, the Company plans on commencing production of its second drama with the cooperation of Hong Kong's love story novel writer, Amy Cheung, and Fortune Media Corp.

Gridow Inc.

The Company, through its subsidiary, SEG, signed a contract (the "Gridow Contract") with Gridow Inc., a leading cloud service company ("Gridow"), which provides professional video cloud service in Asia Pacific. The Gridow Contract provides for the establishment of a strategic cooperative partnership. SEG and Gridow will cooperate to offer a high-standard, professional video cloud service in Greater China where jointly they will be releasing the series of Internet micro films discussed above. They will combine their expertise and share channels in an innovative marketing way for both Internet and mobile users.

SEG was established in 2014 and expects to invest and to produce three to five major motion pictures that will be released in theatres globally and thirty internet movies that will be released on TV channels and professional video clouds in Asia and North America. Our Chairman of the Board, Steve Andrew Chen, is a well known orator in Asia and a global marketing master. Mr. Chen will use his experience that has brought him over 30,000,000 students and fans to maximize the Company's products to the massive audiences in China and the rest of Asia. Management believes that Asia has an insatiable appetite for movies and technology and the Company and its employees plan on becoming one of Asia's top fulfillers of their entertainment needs.

Gridow is a leading enterprise video cloud service provider. It was founded by many IT domain angel investors and ITIC (Industrial Technology Investment Corp.), a Venture Capital company of ITRI (Industrial Technology Research Institute) in Taiwan. With accumulated years of successful experiences, Gridow has enabled joint services with ChungHwa Telecom in Taiwan and NTT Communications in Japanese to provide professional business video services for many enterprise and customers in Taiwan and Japan. Both companies believe that the collaboration and experience will bring about a brand-new video service that will enhance their clients in the Greater China area.

Seminars

During September 2014, our Chairman of the Board, Steve Andrew Chen, held seminars throughout Southern Asia. Mr. Chen held motivational seminars at which the Company charged admission fees and sold CDs, books and other materials. After costs, the Company realized a profit of approximately $500,000 per event. It is anticipated that for fiscal year July 1, 2014 through June 30, 2015, Mr. Chen will be holding seminars on a monthly basis. See "Plan of Operation".

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

Six Month Period Ended August 31, 2014 Compared to the Six Month Period Ended August 31, 2013.

During the six month period ended August 31, 2014, we generated revenue of $190,000 compared to $-0- for the six month period ended August 31, 2013. The revenue was generated from the seminars. During the six month period ended August 31, 2014, we incurred $100,000 (2013: $-0-) in cost of sales thus resulting in a gross margin of $90,000.

During the six month period ended August 31, 2014, we incurred general and administrative expenses $13,571 compared to $7,360 incurred for the six month period ended August 31, 2013, which is an increase of $6,211. General and administrative expenses increased during the six month period ended August 31, 2014 compared to the six month period ended August 31, 2013 due to the increase in salaries and professional fees resulting from increased scale and scope of business operations. General and administrative expenses generally relate to corporate overhead, financial and administrative contracted services.

Our net income from operations for the six month period ended August 31, 2014 was $76,429 compared to a net loss from operations of $7,360 for the six month period ended August 31, 2013 due to the factors discussed above.

During the six month period ended August 31, 2014, we also recorded other income of $11,506 (2013: $-0-). The increase in other income is due to debt forgiveness from related parties and interest income in 2014.

Thus, our net income for the six month period ended August 31, 2014 was $87,935 or per share of $0.0024 compared to a net loss of $7,360 or per share of $0.0008. The weighted average number of shares outstanding during the six month period ended August 31, 2014 was 36,680,000 (which takes into consideration the Forward Stock Split) compared to 9,170,000 shares outstanding during the six month period ended August 31, 2013.

Three Month Period Ended August 31, 2014 Compared to Three Month Period Ended August 31, 2013.

During the three month period ended August 31, 2014, we generated revenue of $190,000 compared to $-0- for the three month period ended August 31, 2013. The revenue was generated from the seminars. During the three month period ended August 31, 2014, we incurred $100,000 (2013: $-0-) in cost of sales thus resulting in a gross margin of $90,000.

During the three month period ended August 31, 2014, we incurred general and administrative expenses $10,355 compared to $7,358 incurred during the three month period ended August 31, 2013, which is an increase of $2,997. General and administrative expenses increased during the three month period ended August 31, 2014 as compared to the three month period ended August 31, 2013 due to the increase in professional and consulting fees resulting from increased scale of operations. General and administrative expenses related to corporate overhead, financial and administrative contracted services.

Our net income from operations for the three month period ended August 31, 2014 was $79,645 compared to a net loss from operations of $7,358 for the three month period ended August 31, 2013 due to the factors discussed above.

During the three month period ended August 31, 2014, we also recorded other income of $11,506 (2013: $-0-). The increase in other income is due to debt forgiveness from related parties and interest income in 2014.

Thus, our net income for the three month period ended August 31, 2014 was $91,151 or per share of $0.0025 compared to a net loss of $7,358 or per share of $0.0002. The weighted average number of shares outstanding during both three month periods ended August 31, 2014 was 36,680,000 (which takes into consideration the Forward Stock Split).

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended August 31, 2014

As of August 31, 2014, our current assets were $2,789,861 and our current liabilities were $9,329, which resulted in a working capital surplus of $2,780,532. As of August 31, 2014, current assets were comprised of: (i) $1,989,861 in cash; and (ii) $800,000 in prepayment. As of August 31, 2014, current liabilities were comprised of: (i) $8,150 in accrued expenses; and (ii) $1,179 due to related party.

As of August 31, 2014, our total assets were $2,789,861 comprised entirely of current assets. The increase in total assets from fiscal year ended February 28, 2014 was primarily due to the increase in cash of $1,989,861.

As of August 31, 2014, our total liabilities were $2,709,329 comprised of: (i) $9,329 in current liabilities; and (ii) $2,700,000 in shareholder loan. The increase in total liabilities during fiscal year ended August 31, 2014 from fiscal year ended February 28, 2014 was primarily due to the increase in shareholder loan of $2,700,000.  See - "Material Commitments" below.

Stockholders’ deficit decreased from $44,083 for fiscal year ended February 28, 2014 to stockholders’ equity of $43,852 for six month period ended August 31, 2014.

Cash Flows from Operating Activities

For the six month period ended August 31, 2014, net cash flows used in operating activities was $715,415 compared to net cash flows used in operating activities of $7,360 for the six month period ended August 31, 2013. Net cash flows used in operating activities during the six month period ended August 31, 2014 consisted primarily of net income of $87,935, which was changed by: (i) an increase of $800,000 in prepayment; (ii) $11,500 gain on debt forgiveness from related parties; and (iii) decrease of $8,150 in accrued expenses.

For the six month period ended August 31, 2013, net cash flows used in operating activities was $7,360.

Cash Flows from Investing Activities

We have not generated or used any cash flows from investing activities during the six months ended August 31, 2014 and 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancement from our director or the issuance of equity. For the six month period ended August 31, 2014, cash flows provided by financing activities was $2,703,679 compared to $-0- for the six month period ended August 31, 2013. Cash flows from financing activities of $2,703,679 for the six month period ended August 31, 2014 consisted of: (i) $2,700,000 in loan from shareholder; and (ii) $3,679 in proceeds from related parties.

Material Commitments

During August 2014, our majority shareholder, Success Holding Group Corp. USA ("Success Holding") loaned an aggregate of $2,700,000 to our wholly-owned subsidiaries. Our wholly-owned subsidiaries issued three promissory notes as follows: (i) promissory note in the principal amount of $1,000,000 dated August 18, 2014 issued by Celebrity Enterprise Co. Ltd. to Success Holding (the "Celebrity Enterprise Note"); (ii) promissory note in the principal amount of $50,000 dated August 28, 2014 issued by Celebrity Enterprise Co. Ltd. to Success Holding (the "Celebrity Enterprise Note II"); and (iii) promissory note in the principal amount of $1,500,000 dated August 28, 2014 issued by Success Entertainment Group Inc. to Success Holding  (the "Success Entertainment Note").

The terms and provisions of the Celebrity Enterprise Note are as follows: (i) interest free loan from August 18, 2014 to August 17, 2016; (ii) through our wholly-owned subsidiary, Celebrity Enterprise Co. Ltd, we shall make repayments to Success Holding of $90,000 monthly commencing January 1, 2015 on the 30th day of each month; and (iii) in the event we fail to repay, we shall pay an annual interest rate of 3%.

The terms and provisions of the Celebrity Enterprise Note II are as follows: (i) interest free loan from August 18, 2014 to August 17, 2016; (ii) through our wholly-owned subsidiary, Celebrity Enterprise Co. Ltd., we shall make repayments to Success Holding of $42,000 monthly commencing January 1, 2015 on the 30th day of each month; and (iii) in the event we fail to repay, we shall pay an annual interest rate of 3%.

The terms and provisions of the Success Entertainment Note are as follows: (i) interest free loan from August 28, 2014 to August 27, 2016; (ii) through our wholly-owned subsidiary, Success Entertainment Group Inc., we shall make repayments to Success Holding of $100,000 monthly commencing January 1, 2015 on the 30th day of each month; and (iii) in the event we fail to repay, we shall pay an annual interest rate of 3%.

As of August 31, 2014, Success Holding is also owed $1,179, which it previously advanced to the Company to pay administrative and operating expenses.

Plan of Operation and Funding

As discussed above, we received loans aggregating $2,700,000. The loan resulted in an increase in assets on our balance sheet of $2,000,000 and a liability of $2,700,000. The use of the loaned funds has enabled us to realize revenues of $2,100,500 in the month of September 2014.  September's revenues are from the following activities: (i) approximately $1.510,500 resulting from monthly training seminars held by our Chairman Steve Andrew Chen; and (ii) approximately $590.000 from advertising sponsorship of the Internet movie "The Pronunciation of Love". Management believes that we are transitioning into a full operating company with revenues and earnings. We anticipate pre-tax earnings for this fiscal year of approximately $0.40 per share and Mr. Chen fully expects the future earnings to continue increasing into the future,

We expect that working capital requirements will continue to be funded through a combination of our existing funds. Our working capital requirements are expected to increase in line with the growth of our business.

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

Effective September 24, 2014, Mr. Chen resigned as the Chief Executive Officer of the Company and retains all other positions, including Chairman of the Board.

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

On September 24, 2014, the Board of Directors accepted the consent from and approved the appointment of Chris (Chi Jui) Hong as our Chief Executive Officer and a member of the Board of Directors.

Chris (Chi Jui) Hong Biography. During the past thirty years, Mr. Hong has been involved in investment management specializing in business model innovation and capital investment. Mr. Hong has served as a member of board of directors for several publicly listed companies in Taiwan and Hong Kong, including Acme Food Groups, Sinho Group, SPC Inc. and ORFF Inc. Mr. Hong works between Taiwan and China. Mr. Hong will be focusing on acquisitions or mergers with potential candidate enterprises and businesses. He intends to target potential investments in approximately thirty well-known brands to assist the Company in becoming a major holding group over the next ten to twenty years.

Mr. Hong graduated from Fu Jen Catholic University with a B.S. and EMBA degree majoring in mass communications.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:
Steve Andrew Chen 531 Airport North Office Park Fort Wayne, Indiana 46825	-0-	0%
Brian Kistler 531 Airport North Office Park Fort Wayne, Indiana 46825	-0-	0%
Chi Jui Hong 531 Airport North Office Park Fort Wayne, Indiana 46825	-0-	0%
All executive officers and directors as a group (2 persons)	-0-	0%

Beneficial Shareholders Greater than 10%

Success Holding Group Corp. USA 531 Airport North Office Park Fort Wayne, Indiana 46825	24,800,000	67.6%

*	Less than one percent.

ITEM 6. EXHIBITS

Exhibits:

10.01	Promissory Note dated August 18, 2014 between Celebrity Enterprise Co. Ltd. and Success Holding Group Corp. USA.

10.02	Promissory Note dated August 28, 2014 between Celebrity Enterprise Co. Ltd. and Success Holding Group Corp. USA.

10.03	Promissory Note dated August 28, 2014 between Success Entertainment Group Inc. and Success Holding Group Corp. USA.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Success Holding Group International Inc.

Dated: October 14, 2014	By:	/s/ Chi Jui Hong
Chi Jui Hong
Chief Executive Officer

Dated: October 14, 2014	By:	/s/ Brian Kistler
Brian Kistler
Chief Financial Officer

