Form 10-Q
period 2014-11-30
SUCCESS HOLDING GROUP INTERNATIONAL, INC.
filed 2015-01-08
CIK 1572699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 2, 2014
Common Stock, $0.001	37,180,000

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

PART I

ITEM 1. FINANCIAL STATEMENTS

SUCCESS HOLDING GROUP INTERNATIONAL INC.
Consolidated Balance Sheets

	November 30,	February 28
	2014	2014
	(Unaudited)
Assets
Current assets
Cash	$1,835,126	$1,597
Accounts receivable	660,000	-
Prepayment	481,170	-
Total Current Assets	2,976,296	1,597
Film costs, net	1,386,144	-
Investment in associate	9,518	-
Total Assets	$4,371,958	$1,597

Liabilities and Stockholders' Equity (Deficit)

Current Libilities
Accured expenses	$7,700	$-
Due to related parties	17,533	9,000
Shareholder loan	60,000	-
Total Current Liabilities	85,233	9,000
Total Libilities	85,233	9,000

Stockholders' Equity (Deficit)
Common stock,$0.001 par value, 300,000,000 shares authorized; 36,680,000 shares issued and outstanding	36,680	36,680
Additional paid-in-capital	1,366,498	-
Retained earnings (Accumulated deficit)	2,885,237	(44,083)
Accumulated other comprehensive loss	(1,690)	-
Total stockholders' equity (deficit)	4,286,725	(7,403)
Total liabilities and stockholders' equity (deficit)	$4,371,958	$1,597

SUCCESS HOLDING GROUP INTERNATIONAL INC.
Consolidated Statement Of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30		November 30
	2014	2013	2014	2013
Revenue	$12,060,500	$-	$12,250,500	$-
Cost of Sales	7,360,000		7,460,000
Gross Margin	4,700,500	-	4,790,500	-

Operating Expenses
General and administrative	1,839,523	7,358	1,853,094	7,360

Net Income (Loss) from Operation	2,860,977	(7,358)	2,937,406	(7,360)

Other Income	55	-	11,561	-

Loss from associate	19,647	-	19,647	-

Net Income (Loss) from Operation before Taxes	2,841,385	(7,358)	2,929,320	(7,360)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$2,841,385	$(7,358)	$2,929,320	$(7,360)

Earnings (Loss) per common share-Basic and diluted	$0.0775	$(0.0002)	$0.0799	$(0.0002)

Weighted Average Number of Common Shares Outstanding Basic and diluted	36,680,000	36,680,000	36,680,000	36,680,000

5

SUCCESS HOLDING GROUP INTERNATIONAL INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

Net Income (Loss)	$2,841,385	$(7,358)	$2,929,320	$(7,360)
Other comprehensive loss, net of tax::
Foreign currency translation loss	(1,690)	-	(1,690)	-
Comprehensive Income	$2,839,695	$(7,358)	$2,927,630	$(7,360)

SUCCESS HOLDING GROUP INTERNATIONAL INC.
Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended
	November 30
	2014	2013
Operating Activities
Net Income (loss) of the period	$2,929,320	$(7,360)
Debt forgiveness from related parties	(11,500)	-
Loss from associate	19,647	-
Stock option issued for compensation expense	1,337,333	-
Accounts receivable (increase) decrease	(660,000)	-
Prepayment (increase) decrease	(481,170)	-
Film cost (increase) decrease	(1,386,144)	-
Accrued expenses increase (decrease)	7,700	-
Net cash used in operating activities	1,755,186	(7,360)

Financing Activities
Proceeds from related parties	20,033	-
Loans from shareholders	60,000	-
Net cash provided by financing activities	80,033	-

Effect of exchange rate changes on cash	(1,690)	-

Net increase (decrease) in cash and equivalents	1,833,529	(7,360)

Cash and equivalents at beginning of the period	1,597	23,576
Cash and equivalents at end of the period	$1,835,126	$16,216

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUCCESS HOLDING GROUP INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Description of Business

SUCCESS HOLDING GROUP INTERNATIONAL INC. (“the Company”) was incorporated under the laws of the State of Nevada, in the United States of America on July 5, 2012. The Company acquired 100% Celebrity Enterprise Co., Ltd. which was incorporated in Seychelles on August 15, 2014. The Company acquired 100% Success Entertainment Group Inc. which was incorporated in Cayman on August 28, 2014. Success Entertainment Group Inc. has established a branch office in Taiwan on October 20, 2014.

The Company has its operation strategy on movies investment, human resource training courses, and video advertisement cooperation to bring the Company operating income.

Celebrity Enterprise Co., Ltd. generated some service revenue from assisting a series of seminar activities and Success Entertainment Group Inc. generated some promotion revenue through placement marketing into movies/videos/seminars.

On September 3, 2014, the Company authorized the creation and organization of its wholly-owned subsidiary, Success Drink Group Inc., under the laws of the Republic of Seychelles ("Success Drink Group"). The Company also acquired 50,000,000 ordinary shares of Success Drink Group thus making Success Drink Group its wholly-owned subsidiary.

Success Drink Group was created to market the Company's new health drink product, 888 Success Drink, within China by utilizing five major consumer chain pathways with intentions to distribute to approximately 20,000 to 30,000 chain supermarkets during 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended February 28, 2014, included in the Company’s Form 10-K filed on June 13, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the nine months ended November 30, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Cash and Cash Equivalents

The Company's bank accounts are deposited in insured institutions. The Company's bank deposits has $1,835,126 and $1,597 on November 30, 2014 and February 28, 2014, respectively.

Equity Method Investment

When the Company has the ability to exercise significant influence, but not control, over the investee, the Company records equity method adjustments in gains (losses) on equity method investments, net, and may do so with up to a one-quarter lag. Equity method adjustments include: our proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, adjustments to recognize certain differences between our carrying value and our equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method.

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

Film Costs

Film and television costs include the costs of acquiring rights to content, the costs associated with producers, directors, writers and actors, and the costs involved in producing the content. We amortize film costs using the individual-film-forecast method (“IFF method”). Under the IFF method such costs are charged against earnings, and included in operating expenses, in the ratio that the current period’s gross revenue bears to management’s estimate of total remaining “ultimate” gross revenue as of the beginning of the current period. “Ultimates” represent estimates of revenue and expenses expected to be recognized over a period from the initial release date.

Foreign Currency Translation

Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income.

At November 30, 2014 and February 28, 2014, the cumulative translation adjustment was $(1,690) and $0, respectively. For the nine months ended November 30, 2014 and 2013, net other comprehensive loss was $1,690 and $0, respectively.

NOTE 3 – EQUITY METHOD INVESTMENTS

Equity method investments as of November 30, 2014 and February 28, 2014 were as follows:

	November 30, 2014		February 28, 2014
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

StatClash Inc.	$9,518	31%	$-	-

Our equity method investments are classified in other long-term assets on the consolidated balance sheets. Net losses on equity method investments were $19,647 and $0 for the nine months ended November 30, 2014 and 2013, respectively.

NOTE 4 – SHAREHOLDER LOAN

On November 13, 2014, the Company’s shareholder, Success Holding Group Corp. USA, loaned the Company. As of November 30, 2014, the loan balance is $60,000. The loan will mature in one year and the Company bears no interest for the period. The annual interest rate after maturity date is 3%.

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

Total shares issued and outstanding as of November 30, 2014 were 36,680,000.

NOTE 6 – STOCK OPTION

On November 30, 2014, the Company entered into that certain stock option agreement (the "Stock Option Agreement") with New Opportunity Business Solutions, Inc ("New Opportunity"). Pursuant to Stock Option Agreement, the Company agreed to grant an option to Brian Kistler, a member of the Board of Directors of the Company and the President of New Opportunity, through New Opportunity to purchase 500,000 shares of the Company's common stock at a purchase price of $5.00 (the "Option"). The Option was granted by the Company as a reward to Brian Kistler for introducing and consummating the acquisition of the equity interest in Launch TV Network Company.

NOTE 7 – INCOME TAXES

As of November 30, 2014, the Company had net operating loss carry forwards of $4,097 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 8 – SEGEMNT REPORTING AND GEOGRAPHIC INFORMATION

The Company currently reports operations under one business segment

Geographic Information as of November 30, 2014 and for the nine months ended November 30, 2014 are as follows:

For the nine months ended November 30, 2014	USA	Taiwan
Revenue	$-	$12,250,500
Cost	-	7,460,000
Expenses	1,428,416	424,678
Other income	11,502	59
Loss from associate	19,647	-
Net income (loss)	$(1,436,561)	$4,365,881

November 30, 2014	USA	Taiwan
Assets	$30,517	$4,364,191
Liabilities	107,983	-
Net assets	$(77,466)	$4,364,191

NOTE 9 – RELATED PARTY TRANSACTIONS

As of November 30, 2014, Success Holding Group Corp. USA, shareholder of the Company, has an outstanding receivable amount of $17,533 from the Company which it has advanced the amount to the Company to pay administrative and operating expenses.

NOTE 10 – SUBSEQUENT EVENTS

On November 10, 2014, the Company entered into a definitive agreement with the Company in which the Company would acquire 55% of Launch TV Network Company in exchange for 500,000 common shares of the Company. The shares carry a 24 month lockup period in which the shares will remain restricted and not eligible for sale on the public market during that period. The transaction was signed on November 30, 2014 but not consummated until December 5, 2014 and disclosed in an 8-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Success Holding Group International Inc., formerly known as Macco International Corp. was incorporated in the State of Nevada on July 5, 2012.

Effective June 20, 2014, our Board of Directors and majority shareholders approved an amendment to the articles of incorporation to change our name to "Success Holding Group International, Inc." (the “Name Change Amendment”). The Amendment was filed with the Secretary of State of Nevada on June 20, 2014 changing our name to "Success Holding Group International, Inc." (the "Name Change"). The Name Change was effected to better reflect our future business operations.

SUBSIDIARIES

Success Entertainment Group, Inc. On August 28, 2014, our Board of Directors authorized the acquisition of all of the total issued and outstanding ordinary shares of Success Entertainment Group Inc., a corporation incorporated under the laws of the Cayman Island ("SEG"). Therefore, we acquired an aggregate 60,000,000 ordinary shares of SEG as follows: (i) 47,999,999 shares were acquired from Steve Andrew Chen; and (ii) 12,000,000 shares were acquired from Chi-Jui Hong. Thus, SEG is one of our wholly-owned subsidiaries. Messrs. Chen and Hong executed those certain share transfer forms dated August 28, 2014 pursuant to which for good and valuable consideration transferred their respective shares to us.

Mr. Chen is our Chairman of the Board of Directors and Mr. Hong is our Chief Executive Officer and a member of the Board of Directors. Thus, this was an affiliate transaction.

Celebrity Enterprise Co., Ltd. On August 15, 2014, our Board of Directors authorized the execution of that certain form of transfer of shares between us and Wen-Chi Huang (the "Transfer of Shares"). In accordance with the Transfer of Shares, we acquired all of the total issued and outstanding ordinary shares of Celebrity Enterprise Co., Ltd, a corporation incorporated under the laws of the Republic of Seychelles ("CEC"). We acquired an aggregate 10,000 ordinary shares of CEC from Wen-Chi Huang for good and valuable consideration in the amount of $10,000. Thus, CEC is one of our wholly-owned subsidiaries.

Success Drink Group Inc. On September 3, 2014, our Board of Directors authorized the creation and organization of our wholly-owned subsidiary, Success Drink Group Inc., under the laws of the Republic of Seychelles ("Success Drink Group"). We also acquired 50,000,000 ordinary shares of Success Drink Group thus making Success Drink Group our wholly-owned subsidiary.

Success Drink Group was created to market our new health drink product, 888 Success Drink, within China by utilizing five major consumer chain pathways with intentions to distribute to approximately 20,000 to 30,000 chain supermarkets during 2015.

FORWARD STOCK SPLIT/NAME CHANGE

On June 14, 2014, our majority shareholders approved a forward stock split of four for one (4:1) of our total issued and outstanding shares of common stock (the “Stock Split”) and the Name Change Amendment. Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of our outstanding votes is required to effect the Stock Split and the Name Change. Our articles of incorporation does not authorize cumulative voting. As of the record date of June 14, 2014, we had 9,170,000 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 6,200,000 votes, which represents approximately 67.6% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Stock Split and the Name Change described herein in a unanimous written consent dated June 14, 2014.

The Board of Directors had previously considered factors regarding their approval of the Stock Split including, but not limited to: (i) the current volume of trading and trading price of our shares of common stock on the OTC Market and potential to increase the marketability and liquidity of our common stock based on structuring of potential business operations and acquisition; and (ii) limitation of marketability of our common stock among brokerage firms and institutional investors based upon current per-share price. Our Board of Directors approved the Name Change and the Stock Split and recommended the majority shareholders review and approve the Name Change and the Stock Split.

The Stock Split was effected on July 8, 2014 based upon the filing of appropriate documentation with FINRA. The Stock Split increased our total issued and outstanding shares of common stock from approximately 9,170,000 shares to 36,680,000 shares of common stock. The common stock will continue to be $0.001 par value. Our trading symbol changed to "SHGT".

The Name Change was effected to better reflect our proposed future business operations.

CHANGE IN CONTROL

On June 13, 2014, there was a change in our control. In accordance with the terms and provisions of that certain stock purchase agreement dated April 23, 2014 (the ("Stock Purchase Agreement") by and among Sandu Mazilu and Ana Mazilu, equity holders in the aggregate of 6,200,000 pre-Stock split shares of common stock of the Company (collectively, the "Control Block Shareholders"), and Success Holding Group Corp., a Nevada corporation (the "Control Block Purchaser"), the Control Block Purchaser purchased from the Control Block Shareholders all of the 6,200,000 pre-Stock Split shares of common stock held of record, respectively. See Part II. Item 5. Other Information".

CURRENT BUSINESS OPERATIONS

We are currently seeking and identifying private and public companies in Asia as acquisition and merger candidates, including the integration of chain store and band names IOT (Internet of Things), alternative energy technology, internet and logistics.

Internet Movies

Our current focus and operations is the Internet movie business in China. We have completed the filming of the inspirational Internet movie "The Pronunciation Class of Love". Filming was completed in Taipei on August 25, 2014. The Internet movie "The Pronunciation Class of Love" was filmed by executive producer Steven Andrew Chen, our Chairman . Yen-Ming Chen directed comedy actor Handian Chen along with female idol star Lara and TV-Show Host Jacky Wu in "The Pronunciation Class of Love". Management anticipates the film to be released on the Internet in during October 2014. Internet movies are extremely popular in China and Asia. Management believes historical numbers reflect that production of Internet movies in Asia involving well known actors and entertainers will cost approximately $600,000 and generate between $1,000,000 and $2,000,000 in revenue annually.

We previously announced signing certain contracts with an Internet movie team and some of Asia's top actors, directors and producers (collectively, the "Internet Movie Contracts"). During July 2014, Steve Andrew Chen invited Jacky Wu (Tsung -Hsien Wu) who is considered the god father of variety shows, and his daughter Sandy Wu (Shan–Ju, Wu), to attend New Wave of Asian Film media conference in Shanghai, China. Jacky Wu accepted the position of movie director on our behalf. Jacky Wu produced China LETV "Rock n' Road", the internet movie which management believes reached over 1,000,000,000 viewers. Our Internet team is comprised of five major Asian directors. The Internet Movie Contracts provide for each of the five directors to create a series of thirty positive Internet movies, which will involve many of China's top actors It is our plan for the "Inspirational Series" Internet movies to produce thirty episodes during the next year. It is intended that Jacky Wu will direct certain episodes and invite famous celebrities and superstars in each episode with the main principal line of positive energy encouraged series. Management also anticipates that Ping-Yuan, Huang, the famous love song singer, will perform the inspirational series as the leading role. It is our intent to combine our resources with professional production teams to build a positive energy stream to lead and encourage young people to pursue their dreams. To continue this operational strategy, we plan on commencing production of our second drama with the cooperation of Hong Kong's love story novel writer, Amy Cheung, and Fortune Media Corp.

Production and Distribution Agreement

On November 19, 2014, our Board of Directors authorized the execution of that certain production and distribution agreement (the "Production Agreement") with Shengda Movie Production ("Shengda"), pursuant to which Shengda will produce a motivational Internet movie series titled "High-Heels" (the "Inspirational Movie"). In accordance with the terms of the Production Agreement, Shengda authorized us to film and distribute the Inspirational Movie, whereby each episode shall be approximately 25 minutes long at a fee of $7,500,000 per episode, including script fee of $1,500,000 (the "Fee"). The Fee will be paid by us in installments, which covers production, marketing, and distribution as follows: (i) 30% ($2,250,000) payable within five days after execution of the Production Agreement and Shengda must complete the execution of the performance agreement with the cast within five days from execution of the Production Agreement; (ii) 20% ($1,500,000) payable within three days of confirming the financial version of the movie script and production plan by Shengda; (iii) 20% ($1,500,000) payable within one week of Shendga commencing its production and filming; (iv) 20% ($1,500,000) payable upon Shengda completing half of the production pursuant to which Shengda is required to provide us with progress plan beforehand; and (v) 10% ($750,000) payable within three days after Shengda completes the filming and production of the Inspirational Movie as approved by the People's Republic of China pertaining to any applicable laws, delivery of the completed Inspirational Movie to us and the Inspirational Movie is broadcasted on one of the six Internet platforms.

In further accordance with the terms and provisions of the Production Agreement, Shengda must complete the filming and production of the Inspirational Movie before December 31, 2015 and shall be responsible for all advertisements, including writing materials. Shengda also agreed that the Inspirational Movie will be broadcasted on one of the six largest Chinese internet video platforms and released on the Satellite Television and CCTV. Profits from the Inspirational Movie, after deduction of necessary production expenses, will be distributed equally between Shengda and us.

As of the date of this Quarterly Report, we have paid $218,069.27 to Shengda. This is the fifth Internet short film that we have invested in this year.

Acquisition Agreement

On November 10, 2014, our Board of Directors authorized the execution of that certain definitive acquisition and stock exchange agreement (the "Acquisition Agreement") with Freedom Energy Holdings Inc. ("Freedom Energy"), pursuant to which we acquired from Freedom Energy 550 shares of common stock of Launch TV Network Company, a Virginia corporation ("Launch TV"), representing a 55% equity interest in Launch TV. In further accordance with the terms and provisions of the Acquisition Agreement and in exchange therefor, we agreed to issue 500,000 shares of our restricted common stock to Freedom Energy and Freedom Energy agreed to hold the 500,000 shares of common stock for a period of 24-months prior to selling such shares in the marketplace.

Stock Option Agreement

On November 30, 2014, we entered into that certain stock option agreement (the "Stock Option Agreement") with New Opportunity Business Solutions, Inc ("New Opportunity"), pursuant to which we agreed to grant an option to Brian Kistler through New Opportunity to purchase 500,000 shares of our common stock at a purchase price of $5.00 (the "Option"). The Option was granted by us as consideration for Mr. Kistler's role in identifying, negotiating and consummation the Acquisition Agreement and our equity interest in Launch TV.

Mr. Kistler is our President and a member of the Board of Directors and the president of New Opportunity, and the Board of Directors acknowledged the potential conflict of interest with Mr. Kistler regarding the Acquisition Agreement and the Stock Option Agreement. Mr. Kistler also acknowledged his potential conflict of interest and although he executed the Consent Resolutions of the Board of Directors, Mr. Kistler abstained from approval of the Acquisition Agreement and Stock Option Agreement, which was approved by a majority of the directors in that meeting of the Board of Directors held on November 24, 2014.

StatClash Inc.

On October 17, 2014, our Board of Directors authorized the execution of that certain share assignment agreement dated October 17, 2014 (the "Share Assignment Agreement"), pursuant to which Success Holding Group Corp. USA, a Colorado corporation ("SHGR"), agreed to assign and transfer to us all of the 4,770,000 shares of common stock SHGR held of record of StatClash Inc. ("StatClash"). SHGR previously had entered into that certain definitive acquisition agreement dated August 8, 2013, as amended (collectively, the "Acquisition Agreement") with StatClash pursuant to which StatClash sold and issued 4,770,000 shares of its common stock to us, which constituted a 31% equity interest in StatClash.

StatClash is a start-up daily fantasy sports site based in Mount Clemens, Michigan. StatClash's virtual games allow sports fans the excitement of season long fantasy sports in any one given day. With daily fantasy sports, users have more flexibility when it comes to choosing players. They are not confined to the same team for an entire season. Users can also start playing at any point whereas season-long fantasy sports participants cannot play if they miss the draft. Finally, StatClash's daily fantasy sports offer a simplicity and convenience unmatched by season-long fantasy play, which requires a much more significant time investment. StatClash will offer a wider selection of sports and league that its competitors as well as a superior interface and higher quality features, including mobile play for users on the go.

Gridow Inc.

We, through our subsidiary, SEG, signed a contract (the "Gridow Contract") with Gridow Inc., a leading cloud service company ("Gridow"), which provides professional video cloud service in Asia Pacific. The Gridow Contract provides for the establishment of a strategic cooperative partnership. SEG and Gridow will cooperate to offer a high-standard, professional video cloud service in Greater China where jointly they will be releasing the series of Internet micro films discussed above. They will combine their expertise and share channels in an innovative marketing way for both Internet and mobile users.

SEG was established in 2014 and expects to invest and to produce three to five major motion pictures that will be released in theatres globally and thirty internet movies that will be released on TV channels and professional video clouds in Asia and North America. Our Chairman of the Board, Steve Andrew Chen, is a well known orator in Asia and a global marketing master. Mr. Chen will use his experience that has brought him over 30,000,000 students and fans to maximize our products to the massive audiences in China and the rest of Asia. Management believes that Asia has an insatiable appetite for movies and technology and we are our employees plan on becoming one of Asia's top fulfillers of their entertainment needs.

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

Seminars

On December 9, 2014, our Board of Directors authorized a press release titled “Success Holding Group International Inc Announces November 2014 Revenue of $4,735,000” (the “Press Release”). The Press Release disclosed material non-public information regarding our results of operations of financial condition for the month of November 2014. We disclosed in our Press Release that we had earned gross revenue of approximately $4,735,000 during November 2014 of which $4,315,000 was realized from weekly training seminars and $420,000 was realized from advertising sponsorship of our investment in the Internet movie.

On November 5, 2014, our Board of Directors authorized a press release titled “Success Holding Group International Inc Announces October 2014 Revenue of $5,125,000” (the “Press Release”). The Press Release disclosed material non-public information regarding our results of operations of financial condition for the month of October 2014 (the “Release”). We disclosed in our Press Release that we had earned gross revenue of approximately $5,125,000 during October 2014 of which $3,651,470 was realized from weekly training seminars and $1,473,530 was realized from advertising sponsorship of our investment in the Internet movie.

During September 2014, our Chairman of the Board, Steve Andrew Chen, held seminars throughout Southern Asia. Mr. Chen held motivational seminars at which the Company charged admission fees and sold CDs, books and other materials. After costs, the Company realized a profit of approximately $500,000 per event. It is anticipated that for fiscal year July 1, 2014 through June 30, 2015, Mr. Chen will be holding seminars on a monthly basis. See " -- Plan of Operation".

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

Nine Month Period Ended November 30, 2014 Compared to the Nine Month Period Ended November 30, 2013.

During the nine month period ended November 30, 2014, we generated revenue of $12,250,500 compared to $-0- for the nine month period ended November 30, 2013. The revenue was generated from the seminars. During the nine month period ended November 30, 2014, we incurred $7,460,000 (2013: $-0-) in cost of sales thus resulting in a gross margin of $4,790,500.

During the nine month period ended November 30, 2014, we incurred general and administrative expenses $1,853,094 compared to $7,360 incurred for the nine month period ended November 30, 2013, which is an increase of $1,845,734. General and administrative expenses increased during the nine month period ended November 30, 2014 compared to the nine month period ended November 30, 2013 due to the increase in compensation expense as well as salaries and professional fees resulting from increased scale and scope of business operations. General and administrative expenses generally relate to corporate overhead, financial and administrative contracted services.

Our net income from operations for the nine month period ended November 30, 2014 was $2,929,320 compared to a net loss from operations of $7,360 for the nine month period ended November 30, 2013 due to the factors discussed above.

During the nine month period ended November 30, 2014, we also recorded other income of $11,561 (2013: $-0-). The increase in other income is due to debt forgiveness from related parties and interest income in 2014. We had loss from associate due to application of equity method during the nine month period ended November 30, 2014.

Thus, our net income for the nine month period ended November 30, 2014 was $2,929,320 or per share of $0.0799 compared to a net loss of $7,360 or per share of $0.0002. The weighted average number of shares outstanding during the nine month period ended November 30, 2014 and 2013 was 36,680,000 (which takes into consideration the Forward Stock Split).

Three Month Period Ended November 30, 2014 Compared to Three Month Period Ended November 30, 2013.

During the three month period ended November 30, 2014, we generated revenue of $12,060,500 compared to $-0- for the three month period ended November 30, 2013. The revenue was generated from the seminars. During the three month period ended November 30, 2014, we incurred $7,360,000 (2013: $-0-) in cost of sales thus resulting in a gross margin of $4,700,500.

During the three month period ended November 30, 2014, we incurred general and administrative expenses $1,839,523 compared to $7,358 incurred during the three month period ended November 30, 2013, which is an increase of $1,832,165. General and administrative expenses increased during the three month period ended November 30, 2014 as compared to the three month period ended November 30, 2013 due to the increase in compensation expense as well as professional and consulting fees resulting from increased scale of operations. General and administrative expenses related to corporate overhead, financial and administrative contracted services.

Our net income from operations for the three month period ended November 30, 2014 was $2,841,385 compared to a net loss from operations of $7,358 for the three month period ended November 30, 2013 due to the factors discussed above.

During the three month period ended November 30, 2014, we also recorded other income of $55 (2013: $-0-). The increase in other income is due to interest income in 2014. We had loss from associate due to application of equity method during the three month period ended November 30, 2014.

Thus, our net income for the three month period ended November 30, 2014 was $2,841,385 or per share of $0.0775 compared to a net loss of $7,358 or per share of $0.0002. The weighted average number of shares outstanding during both three month periods ended November 30, 2014 and 2013 was 36,680,000 (which takes into consideration the Forward Stock Split).

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended November 30, 2014

As of November 30, 2014, our current assets were $2,976,296 and our current liabilities were $85,233, which resulted in a working capital surplus of $2,891,063. As of November 30, 2014, current assets were comprised of: (i) $1,835,126 in cash; (ii) $660,000 in accounts receivable and (iii) $481,170 in prepayment. As of November 30, 2014, current liabilities were comprised of: (i) $7,700 in accrued expenses; (ii) $17,533 due to related party and (iii) $60,000 in shareholder loan.

As of November 30, 2014, our total assets were $4,371,958 comprised of current assets and $1,386,144 film costs. The increase in total assets from fiscal year ended February 28, 2014 was primarily due to the increase in cash and film costs.

As of November 30, 2014, our total current liabilities were $85,233 comprised of: (i) $77,000 in accrued expenses; (ii) $17,533 in due to related parties and (iii) $60,000 in shareholder loan.

As of November 30, 2014, our total liabilities were comprised entirely of current liabilities The increase in total liabilities during fiscal year ended November 30, 2014 from fiscal year ended February 28, 2014 was primarily due to the increase in shareholder loan of $60,000.

Accumulated deficit decreased from $44,083 for fiscal year ended February 28, 2014 to retained earnings of $2,885,237 for nine month period ended November 30, 2014.

Cash Flows from Operating Activities

For the nine month period ended November 30, 2014, net cash flows used in operating activities was $1,755,186 compared to net cash flows used in operating activities of $7,360 for the nine month period ended November 30, 2013. Net cash flows used in operating activities during the nine month period ended November 30, 2014 consisted primarily of net income of $2,929,320, which was changed by: (i) an increase of $660,000 in accounts receivable; (ii) an increase of $481,170 in prepayment; (iii) an increase of $1,386,144 in film costs; (iv) decrease of $7,700 in accrued expenses; (v) $11,500 gain on debt forgiveness from related parties; (vi) $19,647 loss from associate, and (vii) $1,337,333 stock option issued for compensation expense.

For the nine month period ended November 30, 2013, net cash flows used in operating activities was $7,360.

Cash Flows from Investing Activities

We have not generated or used any cash flows from investing activities during the nine months ended November 30, 2014 and 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancement from our director or the issuance of equity. For the nine month period ended November 30, 2014, cash flows provided by financing activities was $80,033 compared to $-0- for the nine month period ended November 30, 2013. Cash flows from financing activities of $80,033 for the nine month period ended November 30, 2014 consisted of: (i) $60,000 in loan from shareholder; and (ii) $20,033 in proceeds from related parties.

Material Commitments

Our majority shareholder, Success Holding Group Corp. USA ("Success Holding"), loaned an aggregate of $2,700,000 to our wholly-owned subsidiaries pursuant to which our wholly-owned subsidiaries issued three promissory notes as follows: (i) note dated August 18, 2014 in principal amount of $1,000,000; (ii) note dated August 28, 2014 in principal amount of $500,000; and (iii) note dated August 28, 2014 in principal amount of $1,200,000. During October 2014, we repaid $2,580,000 towards the aggregate debt. Thus the $1,000,000 note and the $500,000 note were repaid in full and both notes were cancelled. The remaining $1,080,000 was applied to the $1,200,000 note, which currently has a remaining balance due and owing of $120,000 Therefore, an aggregate $120,000 remains due and owing.

On August 13, 2014, our majority shareholder, Success Holding Group Corp. USA, loaned the Company $60,000. The term of the loan is one year and bears no interest. In the event the loan is not paid at the end of one year, interest rate shall be 3%.

As of November 30, 2014, Success Holding Group Corp. USA is also owed $17,533, which it previously advanced to us to pay administrative and operating expenses.

Plan of Operation and Funding

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

FORWARD STOCK SPLIT

On July 8, 2014, in accordance with the Stock Split, we issued a further 27,510,000 shares of common stock to our shareholders. The Stock Split was effected based upon the filing of appropriate documentation with FINRA. The Stock Split increased our total issued and outstanding shares of common stock from approximately 9,170,000 shares to 36,680,000 shares of common stock.

ACQUISITION AGREEMENT

Effective on November 10, 2014, our Board of Directors approved the issuance of the 500,000 shares of common stock to Freedom Energy in accordance with the terms and provisions of the Acquisition Agreement. The shares of common stock were issued at $2.80 per share. The shares of common stock were issued to Freedom Energy in reliance on Section 4(2) promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding in any of the periods presented in these financial statements.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

In accordance with the terms and provisions of the Stock Purchase Agreement, we accepted the resignations of our sole officer and director, Sandu Mazilu as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective June 13, 2014. Simultaneously, the Board of Directors appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer.

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

Employment Agreement

On October 31, 2014, our Board of Directors authorized the execution of that certain letter of employment agreement for a one year period dated May 8, 2014 (the "Employment Agreement"), with Brian Kistler, our President and member of the Board of Directors. In accordance with the terms and provisions of the Employment Agreement: (i) we agreed to pay Mr. Kistler an annual salary of $36,000; and (ii) Mr. Kistler agreed to act in the capacity as our President and to provide his expertise, independent judgment and discretion in providing services including, but not limited to: (a) assisting us in achieving a listing on a major stock exchange; (b) responsibility for application for listing with OTCQB and NASDAQ/AMEX; (c) facilitate investment in us; and (d) responsibility for press releases and contact media in the United States.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with the terms and provisions of the Stock Purchase Agreement, the Control Block Purchaser purchased from the Control Block Shareholders all of the 6,200,000 pre-Stock Split shares of common stock held of record, respectively. Thus, this represented a change in control of the Company.

The following table sets forth certain information, as of the date of this Quarterly Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Quarterly Report, there are 37,180,000 post Stock Split shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Steve Andrew Chen 531 Airport North Office Park Fort Wayne, Indiana 46825	-0-	0%

Brian Kistler 531 Airport North Office Park Fort Wayne, Indiana 46825	-0-	0%

Chi Jui Hong 531 Airport North Office Park Fort Wayne, Indiana 46825	-0-	0%

All executive officers and directors as a group (2persons	-0-	0%

Beneficial Shareholders Greater than 10%

Success Holding Group Corp. USA 531 Airport North Office Park Fort Wayne, Indiana 46825	24,800,000	66.7%

___________

* Less than one percent.

ITEM 6. EXHIBITS

Exhibits:

3.1	Articles of Incorporation of Success Drink Group Inc. filed as exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on December 4, 2014.

10.01

Promissory Note dated August 18, 2014 between Celebrity Enterprise Co. Ltd. and Success Holding Group Corp. USA filed as exhibit to the Quarterly Report on Form 10-Q with the Securities and Exchange Commission on October 14, 2014.

10.02

Promissory Note dated August 28, 2014 between Celebrity Enterprise Co. Ltd. and Success Holding Group Corp. USA filed as exhibit to the Quarterly Report on Form 10-Q with the Securities and Exchange Commission on October 14, 2014.

10.03

Promissory Note dated August 28, 2014 between Success Entertainment Group Inc. and Success Holding Group Corp. USA filed as exhibit to the Quarterly Report on Form 10-Q with the Securities and Exchange Commission on October 14, 2014.

10.04

Production and Distribution Agreement dated November 19, 2014 between Success Holding Group International Inc. and Shengda Movie Production filed as exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on December 4, 2014.

10.05

Definitive Acquisition and Stock Exchange Agreement dated November 10, 240 between Success Holding Group International Inc. and Freedom Energy Holdings Inc. filed as exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on December 5, 2014

10.06

Stock Option Plan Agreement dated November 30, 2014 between Success Holding Group International Inc. and New Opportunity Business Solutions Inc. filed as exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on December 5, 2014

10.07

Letter of Employment Agreement dated May 8, 2014 between Success Holding Group International Inc. and Brian Kistler filed as exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on November 6, 2014.

10.08	Share Transfer Form dated August 28, 2014 executed by Steve Andrew Chen filed as exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on September 26, 2014.

10.09	Share Transfer Form dated August 28, 2014 executed by Chi-Jui Hong filed as exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on September 26, 2014.

10.10

Form of Transfer of Shares between Success Holding Group International Inc. and Wen-Chi Huang dated August 15, 2014 filed as exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on September 26, 2014.

25

10.11

Share Assignment Agreement dated October 17, 2014 between Success Holding Group International Inc. and Success Holding Group Corp USA filed as exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on December 4, 2014.

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

Success Holding Group International, Inc.

Dated: January 7, 2015	By:	/s/ Chi Jui Hong
Chi Jui Hong
Chief Executive Officer

Dated: January 7, 2015	By:	/s/ Brian Kistler
Brian Kistler
Chief Financial Officer

27