Form 10-KT
period 2014-12-31
SUCCESS HOLDING GROUP INTERNATIONAL, INC.
filed 2015-03-10
CIK 1572699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended____________

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 28, 2014 to December 31, 2014

Commission File Number: 000-55313

Success Holding Group International, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	99-0378256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

531 Airport North Office Park

Fort Wayne, Indiana 46825

(Address of principal executive offices, including Zip Code)

(260) 450-1982

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2014, there had been no trading in the registrant’s common equity.

As of March 9, 2015, there were 37,195,000 shares of the issuer’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference - None

FORM 10-K

FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2014

PART I

FORWARD-LOOKING STATEMENTS

Statements in this Transition Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above under “Risk Factors,” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this current report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this current report, except as required under applicable securities laws.

ITEM 1. BUSINESS

BACKGROUND

Success Holding Group International Inc. (“the Company”, “we”, “us” or “our”) is a Nevada corporation formed on July 5, 2012 under the name "Macco International Corp." Prior to the Change in Control Transaction (discussed below), Maaco did not have any significant assets or operations. On June 20, 2014, the Company changed its name to Success Holding Group International Inc. to better reflect our planned future business operations following the change in control transaction described below.

Change in Control

On June 13, 2014, there was a change in control of the Company. In accordance with the terms and provisions of a stock purchase agreement dated April 23, 2014 (the "Stock Purchase Agreement") by and among Sandu Mazilu and Ana Mazilu, equity holders in the aggregate of 6,200,000 pre-Forward Split shares of our common stock (collectively, the "Control Block Shareholders"), and Success Holding Group Corp., a Nevada corporation (the "Control Block Purchaser"), the Control Block Purchaser purchased from the Control Block Shareholders all of the 6,200,000 pre-Stock Split shares of common stock held of record, respectively. In addition, the Company accepted the resignations of its sole officer and director, Sandu Mazilu, as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective June 13, 2014, and simultaneously appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer.

Forward Stock Split

On June 14, 2014, the holders of a majority of the shares of Common Stock approved a forward split of such shares by a ratio of four for one (4:1) (the “Forward Split”). The Company filed the certificate of amendment (the “Certificate”) to its articles of incorporation with the State of Nevada effectuating the Forward Split on June 19, 2014. The Forward Split became effective in the State of Nevada on June 20,2014. The Forward Split became effective on the OTC Bulletin Board (the “OTC BB”) on July 8, 2014, based upon the filing of appropriate documentation with the Financial Industry Regulatory Authority, Inc. (“FINRA”). As a result of the Forward Split, our total issued and outstanding shares of common stock increased from approximately 9,170,000 shares to 36,680,000 shares of common stock.

Subsidiaries

We currently have three wholly-owned subsidiaries: Success Entertainment Group Inc., a corporation incorporated under the laws of the Cayman Island (“SEG”), Celebrity Enterprise Co. Ltd., a corporation incorporated under the laws of the Republic of Seychelles (“CEC”), and Success Drink Group Inc., a corporation incorporated under the laws of the Republic of Seychelles (“Success Drink Group”).

Our wholly-owned subsidiaries are as follows:

Celebrity Enterprise Co. Ltd.

CEC was incorporated on February 11, 2014 under the laws of the Republic of Seychelles.

On August 15, 2014, our Board of Directors authorized the execution of certain form of transfer of shares between SHGT and Wen-Chi Huang. Accordingly, we acquired an aggregate 10,000 ordinary shares, representing all of the issued and outstanding ordinary shares of CEC, from Wen-Chi Huang for an aggregate of $10,000. Thus, CEC became our wholly-owned subsidiary. We currently plan to engage in the business of conducting training seminars and investing in the production of Internet short films through CEC.

Success Entertainment Group Inc.

SEG was incorporated on January 6, 2014 under the laws of the Cayman Islands.

On August 28, 2014, our Board of Directors authorized the acquisition of all of the issued and outstanding ordinary shares of SEG. We acquired an aggregate 60,000,000 ordinary shares of SEG as follows: (i) 47,999,999 shares were acquired from Steve Andrew Chen, the Chairman of our Board of Directors; and (ii) 12,000,000 shares were acquired from Chi-Jui Hong, the Chief Executive Officer and a Director of the Company. Thus, SEG became our wholly-owned subsidiary. Messrs. Chen and Hong executed certain share transfer forms dated August 28, 2014 pursuant to which they transferred their respective shares to us. We currently plan to engage in the business of investing in the production of Internet short films through SEG.

Success Drink Group Inc.

Success Drink Group was incorporated on September 3, 2014 under the laws of the Republic of Seychelles.

On September 3, 2014, our Board of Directors authorized the acquisition of 50,000,000 ordinary shares of Success Drink Group. Success Drink Group issued 50,000,000 ordinary shares to us as shareholder of record thus making Success Drink Group our wholly-owned subsidiary.

Success Drink Group was created to market the new health drink product, 888 Success Drink

In addition to the foregoing, we have two partially owned subsidiaries:

Launch TV

On November 10, 2014, our Board of Directors authorized the execution of that certain definitive acquisition and stock exchange agreement (the "Acquisition Agreement") with Freedom Energy Holdings Inc. ("Freedom Energy"), pursuant to which we acquired from Freedom Energy 550 shares of common stock of Launch TV Network Company, a Virginia corporation ("Launch TV"), representing a 55% equity interest in Launch TV. In further accordance with the terms and provisions of the Acquisition Agreement and in exchange therefor, we agreed to issue 500,000 shares of our restricted common stock to Freedom Energy and Freedom Energy agreed to hold the 500,000 shares of common stock for a period of 24-months prior to selling such shares in the marketplace. Launch TV is in the business of distribution of movie and television content via an internet based platform.

StatClash

On October 17, 2014, our Board of Directors authorized the execution of that certain share assignment agreement dated October 17, 2014 (the "Share Assignment Agreement"), pursuant to which SHGR agreed to assign and transfer to us all of the 4,770,000 shares of common stock that SHGR held of record in StatClash Inc. ("StatClash"). We had also previously entered into that certain definitive acquisition agreement dated August 8, 2013, as amended (collectively, the "Acquisition Agreement") with StatClash pursuant to which StatClash sold and issued 4,770,000 shares of its common stock to us, which constituted a 31% equity interest in StatClash. StatClash is a start-up daily fantasy sports site based in Mount Clemens, Michigan.

Change in Fiscal Year

On December 1, 2014, our Board of Directors authorized an amendment to our Bylaws to change our fiscal year end from February 28 to December 31. Therefore, we will be making the following filing regarding our quarterly and annual financials:

(a)	10-K Transitional period ending 12-31-14	Due March 30, 2015

(b)	10-Q period ending 3-30-15	Due May 15, 2015

(c)	10-Q period ending 6-30-2015	Due August 17, 2015

(d)	10-Q period ending 9-30-2015	Due November 16, 2015; and

(e)	10-K period ending 12-31-2015	Due March 30, 2016.

CURRENT BUSINESS OPERATIONS

We are currently engaged in two principal areas of business, the business of conducting training seminars primarily in China and the business of investing in the production of Internet short films in China. We also are in the process of developing a specialty drink, 888 Success Drink, which is intended to be marketed and distributed initially in China commencing in 2015.

Our Chairman of the Board of Directors, Steve Andrew Chen, is a well-known orator in Asia and a global marketing master. We intend to utilize and harness Mr. Chen’s experience that has brought him over 30,000,000 students and followers to maximize our business and product offering opportunities to the massive audiences in China and the rest of Asia. Management believes that the Asian market presents a big market opportunity for movies and technology and it is our goal to become one of Asia's top fulfillers of their entertainment and certain other needs in this region.

In addition to building and developing our current businesses and products, we intend to continue to seek to identify additional private and public companies in Asia as potential merger and acquisition candidates. We plan to focus our acquisition and expansion efforts on companies in the areas involving on integration of chain stores and brand names, IOT (Internet of Things), alternative energy technology, Internet and logistics. We believe that through the newly structured public company platform, we will be able to pursue more aggressively and successfully the acquisition of quality companies in Asia.

TRAINING SEMINARS

Our products and services revolve around the business management and personal life programs written and developed by our Chairmen. We sell books and DVDs on these topics and provide training and development programs through local and national seminars, public and private speaking engagements, and other coaching programs. The Company also has repeat clients that stay.

During fiscal year ended December 31, 2014, our Chairman of the Board, Steve Andrew Chen, held seminars on a monthly basis throughout Southern Asia. These seminars focus on the areas of successful business management and effective leadership, realizing personal value and skills on communication and socialization. During fiscal year ended December 31, 2014, Mr. Chen held five motivational seminars at which we charged admission fees and sold CDs, books and other materials. In 2014, we held 30 events at which Mr. Chen appeared. We anticipate holding approximately five seminars per month for a total of approximately sixty scheduled events in calendar year 2015. The seminars include motivational speeches and on topics relating to corporate marketing. The seminars are typically attended by 700 - 1500 people per event. In addition to the live speeches, we market and distribute CD’s, book, tapes, and other materials to the attendees. In 2014, we generated approximately $14,900,000 of revenues from this business, of which approximately $9,600,000 was from attendance and approximately $5,300,000 was from sales of books and DVDs.

INTERNET MOVIES

Our Internet movie business is currently focused on the online internet short-film market in China. During fiscal year 2015, we intend to invest in approximately thirty internet short-films. It is our plan to produce an "Inspirational Series" of internet movies with a common theme to encourage people to pursue their dreams and achieve true happiness.

We have entered into several contracts to produce Internet movies. Under the terms of the contracts (collectively, the "Internet Movie Contracts"). Under the Internet Movie Contracts, some of Asia's top actors, directors and producers, along with our Chairman Steve Chen are going to be involved in our Internet movies. The Internet Movie Contracts provide for the creation of thirty positive-themed internet movies in total with a combined estimated budget of $15,000,000 which will be paid from current revenues.

The Company has a budget of approximately $300,000 to $1,000,000 for each short-film depending on its production proposal and currently plans to fund these projects from operating cash flows. The Company plans to sell advertising sponsorships for these internet short-films. In addition, we will seek to sell issuance or broadcasting rights for these films, and to develop and sell promotional and other products related to these films throughout the world.

We have completed or in the process of filming the movies below.

“The Pronunciation Class of Love”

As of the date of this Transition Report, we have completed the filming of the inspirational internet movie "The Pronunciation Class of Love". Filming was completed in Taipei on August 25, 2014. "The Pronunciation Class of Love" was filmed by executive producer Steven Andrew Chen, who is the Chairman of our Board of Directors. The movie tells the story of a boy with a stuttering speech impediment who met a girl that totally transformed his life and finally becomes a successful motivational speaker. We anticipate the film to be released online during April 2015.

Master Series Internet Movie Series and a Comedic Master Series Internet Movie Series

On May 20, 2014, the Company entered into two agreements with Global Asia Star Media Co., Ltd, a PRC company (“Global Asia”), to produce a Master Series Internet Movie Series and a Comedic Master Series Internet Movie Series, respectively, for NTD37.8 million (approximately $1,199,466) per series. Each series consists of six episodes, with each episode lasts 25 minutes. Global Asia will deliver 1 episode every two months starting from August 2014 and is entitled to receive 20% of the product placement fees that it introduces.

“Xiao Wei”

On September 17, 2014, the Company entered into an agreement with Flu Idea Studio (“Flu Idea”) to produce an online movie, tentatively named “Xiao Wei” for NTD5,000,000 (approximately $158,730), to be completed by December 31, 2014. Both parties may seek product placements for the movie and Flu Idea is entitled to receive 20% of the product placement fees that it introduces . Flu Idea is also entitled to receive 10% of the pre-tax profit of the movie.

“High Heels”

On November 19, 2014, our Board of Directors authorized the execution of a production and distribution agreement (the "Production Agreement") with Shengda Movie Production (“Shengda”), pursuant to which Shengda will produce a motivational Internet movie series titled "High-Heels". The movie tells the story of how a famous ballerina, after losing her legs in a car accident, stands up by herself and starts dancing again. In accordance with the terms of the Production Agreement, Shengda authorized us to film and distribute High Heels, whereby each episode shall be approximately 25 minutes long at a fee of NTD7,500,000 (approximately $237,990) per episode, including script fee of NTD1,500,000 (approximately $47,597) (the "Fee"). The Fee will be paid by us in installments, which covers production, marketing, and distribution as follows: (i) 30% (NTD2,250,000) payable within five days after execution of the Production Agreement and Shengda must complete the execution of the performance agreement with the cast within five days from execution of the Production Agreement; (ii) 20% (NTD1,500,000) payable within three days of confirming the financial version of the movie script and production plan by Shengda; (iii) 20% (NTD1,500,000) payable within one week of Shendga commencing its production and filming; (iv) 20% (NTD1,500,000) payable upon Shengda completing half of the production pursuant to which Shengda is required to provide us with progress plan beforehand; and (v) 10% (NTD750,000) payable within three days after Shengda completes the filming and production of the Inspirational Movie as approved by the People's Republic of China pertaining to any applicable laws, delivery of the completed movie to us and the movie is broadcast on one of the six designated Internet platforms in China. The movie is anticipated to be completed by December 31, 2015. Both parties may seek product placements and Shengda is entitled to receive 20% of the product placement fees introduced by it. In addition, Shengda is entitled to receive 10% of the pre-tax profit of the movie. As of the date of this Transition Report, we have paid an aggregate NTD7,500,000 (approximately $237,990) to Shengda in accordance with the terms and provisions of the Production Agreement for the production of High-Heels.

As of the date of this Transition Report, Shengda has completed the filming and production of the Inspirational Movie. We believe that marketing and distribution on the Internet shall commence by approximately April, 2015.

Cloud Service Agreement

On September 1, 2014, through our subsidiary, SEG, we signed a contract (the "Gridow Contract") with Gridow Technology Co., Ltd., a leading cloud service company ("Gridow") in Taiwan, which provides professional video cloud service in Asia Pacific. Gridow will develop a video cloud service software system for the Company for NTD5,000,000 (approximately $158,207) and maintain the system for NTD500,000 (approximately $15,821) per year. Gridow will have the intellectual property right of the system and authorize the Company to use and revise the system within the scope of the Gridow Contrat. Through the Gridow Contract, we hope to offer a high-standard, professional video cloud service in Greater China where jointly they will be releasing the series of internet micro films discussed above.

BEVERAGE MARKET

We, through our wholly-owned subsidiary Success Drink Group, are developing a health drink product, 888 Success Drink, in conjunction with Shanghai Taiyi, which is controlled by our Chairman, Steve Chen. It is expected that Success Drink Group will serve as the distribution agent throughout Asia 888 Success Drink is an all natural drink which is made of China grown black rice, which is believed to be nutritious and full of antioxidants.

In 2014, there were no distribution agreements, nor were any products sold. We expect to enter into a definitive agreement with Shanghai Taiyi and to distribute our 888 Success Drink by mid-year 2015.

COMPETITION

Motivational Speaking

The professional development industry is pulverized and disorganized, with a low barrier to enter. There are more and more consulting organizations and individual consultants entering our market. One of our challenges will be creating trust and confidence of new clients as well as maintaining the same level of trust and confidence in existing clients. Our main competitive advantage is that Mr. Chen is known as one of China's top motivational speakers and success coaches with years of industry experience. The key element in purchase decisions of our clients is trust in the professional reputation and reliability of Mr. Chen. His reputation and referrals of existing clients allow for a steady stream of new clients as well as regular price increases.

Internet Movies

Although there is substantial competition in the internet movie industry, we do not believe that we currently face significant competition for the types of movies we intend to create and distribute. However, many of our competitors who are in the Internet movie industry could likely develop similar themed Internet movies, which would place us in substantial competition with them. Since certain of these companies may have substantially greater financial, technical, managerial, marketing and other resources than we do, they may develop similar competing Internet movies that could threaten us and they may compete more effectively than we can and they could also have better access to marketing their products to our potential consumers.

Health Drinks

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors as well as promotional and marketing strategies. Our products compete with a wide range of drinks produced by a relatively large number of companies, many of which have substantially greater financial, marketing and distribution resources than we do.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND OTHER REGULATIONS

Currently, we believe we are in compliance with all Chinese laws and environmental standards.

EMPLOYEES

Our business is currently managed by Mr. Steve Chen, our Chairman of the Board of Directors, Mr. Chris Hong, our Chief Executive Officer, and Mr. Brian Kistler, our President. We also employ 4 persons on a full-time basis and no persons on a part-time basis.

INSURANCE

We currently do not maintain any business or products liability insurance.

ITEM 1A. RISK FACTORS

General

Our recent growth, the introduction of our services and our entry into new markets makes it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage our growth and new initiatives, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

We were incorporated on July 5, 2012 under the laws of the State of Nevada. On June 13, 2014, there was a change in control of the Company. Since the change in control, we have acquired and/or formed subsidiaries for the purpose of entering into new businesses, specifically the business of conducting training seminars in China and the business of investing in the production of Internet short films in China. We also are in the process of developing and intend to market a specialty drink, 888 Success Drink. Because our business lines are relatively new, we may be unable to evaluate the relative success and future prospects, particularly in light of our goals to continually grow our existing and new customer base, expand our product and service offerings, and to acquire and integrate complementary businesses and enter new markets.

In addition, our growth, recent product introductions and entry into a relative new market may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations, or achieve planned growth on a timely or profitable basis, particularly if the number of consumers and businesses using our products and services increase or their demands and needs change as our business expands. Our management is required to expand its knowledge of business across several sectors of the business industry and market. If we are unable to manage our growth and expand operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

Building, maintaining, extending and expanding our reputation and brand image are essential to our business success.

We are currently seeking to build and have an iconic brand with the goal of achieving long-standing consumer recognition. Our success will depend on our ability to build and maintain our brand image, extend our brand to new platforms, and expand our brand image with new product offerings.

We will seek to build, maintain, extend, and expand our brand image through our motiviationa speaking business and through the reoutation of our Chairman, Mr. Steve Chen, as well as through marketing investments, including advertising and consumer promotions, and product innovation. Existing or increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our image and brands. Moreover, adverse publicity about regulatory or legal action against our Chairman or us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

In addition, our success in building, maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns. The growing use of social and digital media increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands or our products on social or digital media, whether or not valid, could seriously damage our brands and reputation. If we do not maintain, extend, and expand our brand image, then our product sales, financial condition and operating results could be materially and adversely affected.

A substantial portion of our revenue has been generated from the holding of training seminars. Revenue rates may be difficult to predict and declines in revenues from this business may materially adversely affect our business and results of operations.

For the year ended December 31, 2014, revenues from the holding of training seminars accounted for approximately 88% of our revenues and we anticipate that revenue from sales of our seminars will continue to account for a substantial majority of our revenue for at least the next year. Revenues from this line of business may decline or fluctuate as a result of a number of factors, including decreased demand, adverse regulatory actions, pricing pressures, competitive factors or any other reason. These and other factors that may affect our sales are not predictive of the future, and, as a result, we cannot accurately predict consumer and/or professional business demand. If sales to new consumers and professional businesses decline or our current consumers and professional businesses do not continue to attend our seminars, our revenue may decline, which would negatively impact our business, financial condition, results of operations and cash flow.

Our business may suffer if we do not successfully manage our current and future growth.

We have experienced rapid growth in the past six months. We intend to continue to expand our operations. However, we may not be able to sustain a similar growth rate in revenues or geographic coverage in future periods due to a number of factors, including the greater difficulty of growing at sustained rates from a larger revenue base. In addition, our expansion may place substantial demands on our managerial, operational, technological and other resources. In order to manage and support its growth, we must continue to improve our existing operational, administrative and technological systems and our financial and management controls, and recruit, train and retain additional qualified personnel, particularly as we expand into new markets. As our operations expand into more industries throughout China, we will face increasing challenges in managing a large and geographically dispersed group of employees. We may not be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified personnel and integrate new business operations into our current business plan. As a result, our reputation, business and operations may suffer.

Acquisitions, strategic alliances and investments could prove difficult to integrate, disrupt our business and lower our operating results.

As part of our business strategy, we regularly evaluate investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future. Acquisitions, alliances and investments involve numerous risks, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;

•	difficulties in, and the cost of, integrating operations, technologies, services and personnel;

•	potential write-offs of acquired assets or investments; and

•	downward effect on our operating results.

In addition, if we finance acquisition by issuing equity or convertible debt securities, our existing shareholders may be diluted, which could affect the market price of its stock. Further, if we fail to properly evaluate and execute acquisitions or investments, its business and prospects may be seriously harmed. Furthermore, we may fail to identify or secure suitable acquisition and business partnership opportunities or our competitors may capitalize on such opportunities before we do, which could impair our ability to compete with our competitors and adversely affect our growth prospects and results of operations.

We do not have any business liability, disruption or litigation insurance, and any business disruption or litigation we may experience might result in us incurring substantial costs and diversion of resources.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products and are, to our knowledge, not well-developed in the field of business liability insurance. While business disruption insurance is available to a limited extent in China, we have determined that the risks of disruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption or litigation insurance coverage for our operations in China. Any business disruption or litigation may result in us incurring substantial costs and diversion of resources.

We are dependent on major clients. If we are unable to maintain good relationships with our existing clients, our business could suffer.

The three largest clients account approximately 37%, 30% and 27% of our revenue for the ten month period ended December 31, 2014. Unilateral decisions could be taken by our clients to discontinue using our services, which could have a material adverse effect on our financial condition and consolidated results of operations.

The success of our business depends upon the continuing contribution of our key personnel.

We are substantially dependent on the services of Steve Andrew Chen, our Chairman of the Board of Directors and Mr. Chris Hong, our Chief Executive Officer and other members of our senior management team. The knowledge of Mr. Chen of our business would be difficult to replace in the event we should lose his services. There can be no assurance that Mr. Chen will continue in his present capacity for any particular period of time. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain individuals, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

Our officers and director may be subject to conflicts of interest

Our officers and directors may serve only part time and can become subject to conflicts of interest. Mr. Chen may devote part of his working time to other business endeavors, including holding seminars and consulting relationships with other entities, and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, we officers and directors could be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

RISKS RELATED TO MOTIVATIONAL SPEAKING INDUSTRY

If we are unable to maintain and enhance our brand identity, our business and results of operations may suffer.

The continued development and maintenance of the brand identity of both Mr. Chen and the Company is important to our business and expanding strategic brand awareness is critical to attracting and retaining our consumers and professional businesses. Our existing and potential consumers may not be aware of the relationship of our product brands with one another, particularly the books, CDs and seminars. If we intend to increase revenues and extend our geographic reach, maintaining quality and consistency across all of our products and services may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brand. We cannot provide assurances that our sales and marketing efforts will be successful in further promoting our brand in a competitive and cost-effective manner. If we are unable to maintain and enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expense, our business and results of operations could be materially adversely affected.

Our future growth and profitability may depend in large part upon the effectiveness and efficiency of our marketing expenditures in recruiting new consumers and professional businesses.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to: (i) create greater awareness of our brand name; (ii) select the right market, media and specific media vehicles in which to advertise; (iii) identify the most effective and efficient level of spending in each market, media and specific media vehicle; (iv) determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures; (v) effectively manage marketing costs, including creative and media expense in order to generate and maintain acceptable consumer acquisition costs; (vi) generate leads for sales, including obtaining lists of businesses in a cost-effective manner; (vii) drive traffic to our website; and (viii) convert consumer and business inquiries into actual attendance at seminars.

Our planned marketing expenditures may not result in increased revenue or generate sufficient levels of brand awareness, and we may not be able to increase our net sales at the same rate as we increase our advertising expenditures.

We operate in a market which is subject to rapid technological and other changes, and increasing competition could lead to pricing pressures, reduced operating margins, loss of market share and increased capital expenditures.

The markets for our motivational speaking services are highly competitive, and we expect increased competition in the future that could adversely affect our revenue and market share. Although many individuals and businesses are attempting to address this need in the market place, the bulk of this education still takes the form of explaining product details. Those current competitors include but are not limited to: (i) providers of strategic coaching and professional development coaching seminars, products and materials; (ii) companies that provide strategic coaching and professional development coaching product software and web-based services; (iii) traditional print strategic coaching and professional development coaching product materials; and (iv) non-profit and membership educational organizations and government agencies that offer online and offline strategic coaching and professional development coaching products and services, including in some cases at no cost. Some of our competitors may have more resources than we do, and several may have larger customer bases and greater brand recognition in the industry markets we serve. Further, larger established companies with high brand recognition may develop online strategic coaching and professional development coaching products and services that are competitive with our core products and services. These competitors may be able to devote greater resources than us to the development, promotion and sale of their services and respond more quickly than we can to new technologies or changes in literacy, consumer requirements or preferences. We may not be able to compete effectively with current or future competitors, especially those with significantly greater resources or more established customer bases, which may materially adversely affect our sales and our business.

RISKS RELATED TO ONLINE MOVIE INDUSTRY

Our future growth depends on the increased acceptance of the Internet as an effective viewing platform for movies and the increased Internet penetration among the general population in China.

We expect to generate a significant portion of our revenues from providing Internet movies to consumers. However, Internet movies may not yet be widely accepted as an effective platform by China’s general population. Many of our current or potential customers have not traditionally devoted a significant portion of their time to viewing web-based movies. They may have limited experience with the Internet as a movie medium. Some consumers may still prefer traditional movies in theaters and on DVDs and may not be willing to spend a significant portion of their budgets on online movies. Any negative perceptions as to the effectiveness of Internet movies may limit the growth of our business and adversely affect our results of operations. If the Internet does not become widely accepted as a movie platform, our business, financial position and results of operations could be materially and negatively affected.

Internet usage in China may be limited among the general population. China has a relatively low penetration rate compared to most developed countries. The relatively high cost of Internet access may limit the increase in Internet penetration rate in China. The relatively underdeveloped telecommunications infrastructure and capacity constraints may further impede the development of the Internet to the extent that users experience delays, transmission errors and other difficulties. In addition, China has only recently developed the Internet as a commercial medium and as a result, our Internet movie business is subject to many uncertainties, which could materially and adversely affect our business prospects, financial condition and results of operations.

Failure to enhance our brand recognition could have a material adverse effect on our results of operations and growth prospects.

We believe the importance of brand recognition for our Internet movies will increase as the number of Internet users in China grows. If we fail to effectively enhance our brand recognition, we may not be able to attract new consumers to for movie viewing. Furthermore, if our Internet movies are to be successful, we need to attract viewers on a regular basis by providing Internet movies and other relevant information. If we fail to attract enough viewers, we may not be able to generate sufficient revenues, which could materially and adversely affect our financial position and results of operations. While we plan to continue to enhance our brand recognition for our Internet movies, we may not always be able to achieve its expected results or do so in a short period of time. If this happens, our business prospects, financial condition and results of operations may be materially adversely affected.

We rely on China’s general population for a substantial portion of our revenues and future growth, but the Internet movie industry is at an early stage of development and subject to many uncertainties.

We will rely on China’s general population for a substantial portion of the revenues that we expect to generate from providing Internet movies. We believe that we will greatly benefit from the rapid growth of China’s Internet usage during the past few years. However, China’s Internet movie services are still at an early stage of development and remain subject to many uncertainties. We cannot predict how this industry will develop in the future. Further, the growth of China’s Internet movie industry could be affected by many factors, including:

•	general economic conditions in China and around the world; and

•	the growth of disposable household income available to for Internet movies.

Any adverse change to these factors could reduce demand for Internet movies. Demand for our Internet movie products and services may be particularly sensitive to changes in general economic conditions. If China’s economy stagnates or contracts, our business, financial condition and results of operations would be materially and adversely affected.

Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, financial condition and results of operations.

Any actual or perceived threat of a financial crisis in China, in particular a credit and banking crisis, could have an indirect, but material and adverse impact on our business and results of operations. The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and the global economy has continued to face new challenges, including the escalation of the European sovereign debt crisis in 2011 and the slowdown of the Chinese economy since 2012. It is unclear whether the European sovereign debt crisis will be contained and whether the Chinese economy will maintain its high growth rate. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. There have also been concerns over unrest in the Middle East and Africa, which have resulted in volatility in oil price and other markets, and over the possibility of a war involving Iran. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. It is impossible to predict how the Chinese economy would develop in the future.

Nonetheless, any slowdown in China’s economic development might lead to increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. To the extent any fluctuations in the Chinese economy significantly affect demand for Internet movies or change spending habits, our results of operations may be materially and adversely affected.

Problems with China’s Internet infrastructure or with our third-party data center hosting facilities could impair the delivery of our services and harm our business.

Our Internet movie business will heavily depend on the performance and reliability of China’s Internet infrastructure, the continual accessibility of bandwidth and servers to service providers’ networks, and the continuing performance, reliability and availability of technology platforms. Because we do not license software to customers, Internet movie viewers will need to depend on the Internet to access the Internet movies, which must be properly running and accessible to all viewers at all times. We will rely on major Chinese telecommunication companies to provide us with bandwidth for our Internet movie services, and we may not have any access to comparable alternative networks or services in the event of disruptions, failures or other problems. Content distribution networks, located in several regions throughout China, may also be shut down or otherwise experience interruptions in a particular region. Internet access may not be available in certain areas due to natural disasters, such as earthquakes or local government decisions. If we experience technical problems in delivering Internet movies either at national or regional level, we could experience reduced demand for our Internet movies, lower revenues and increased costs.

Failure to protect our brand, trademarks, software copyrights, trade secrets and other intellectual property rights could have a negative impact on our business.

We believe our Internet movie brand, trademarks, software copyrights, trade secrets and other intellectual property rights will be critical to our success. Any unauthorized use of our brand, trademarks, software copyrights, trade secrets and other intellectual property rights could harm our competitive advantages and business. Our efforts in protecting our brand and intellectual property rights may not always be effective. We intend to file applications to register any trademarks in China, but may not be able to register such marks or register them within the category it seeks. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk in doing business in China. Monitoring and preventing unauthorized use is difficult. The measures we may take to protect our intellectual property rights may not be adequate. Further, the application of laws governing intellectual property rights in China is uncertain and evolving and could involve substantial risks to us. As the right to use Internet domain names is not rigorously regulated in China, other companies may incorporate in their domain names elements similar in writing or pronunciation to our potential trademarks and domain names. Our business could be materially and adversely affected if we could not adequately protect our content, trademarks, copyrights, trade secrets and other intellectual property.

Copyright infringement and other intellectual property claims against us may adversely affect our business.

We could be subject to claims based upon the content that is contained in our Internet movies. Any lawsuits or threatened lawsuits, in which we are potentially involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating its business. Any judgments against us in such suits, or related settlements, could harm its reputation and have a material adverse effect on its results of operations. If a lawsuit against us is successful, we may be required to pay damages. As a result, the scope of our Internet movies we will offer to viewers could be reduced, which may adversely affect our ability to attract and retain viewers.

RISKS RELATED TO BEVERAGE INDUSTRY

Changes in government regulation, or failure to comply with existing regulations, could adversely affect our business, financial condition and results of operations.

Legislation has been proposed and/or adopted in China, the target market for our 888 health drinks, to restrict the sale of health drinks, limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, or limit product size. Furthermore, additional legislation may be introduced in respect of each of the foregoing subject areas. Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as the disease affects children, and are seeking legislative change to reduce the consumption of sweetened beverages. To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold individually or in the aggregate, it could result in a reduction in demand for or availability of our drinks and adversely affect our business, financial condition and results of operations.

Increased competition could hurt our business.

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products, flavors, product positioning as well as promotion and marketing strategies. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, some of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and in some cases with products of much larger and substantially better financed competitors. We also compete with companies that are smaller or primarily national or local in operations. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores.

There can be no assurance that we will not encounter difficulties in maintaining our current revenues or market share or position due to competition in the beverage industry. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Changes in consumer preferences may reduce demand for some of our products.

The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for the health consequences of obesity. This may reduce demand for our non-diet beverages, which could adversely affect our results of operations.

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages that appeal to consumers. There is no assurance that consumers will continue to purchase our products in the future. Product lifecycles for some beverage brands and/or products and/or packages may be limited to a few years before consumers’ preferences change. There can be no assurance that our products will become or remain profitable for us. We may be unable to achieve volume growth through product and packaging initiatives. We may also be unable to penetrate new markets.

If we are unable to maintain our brand image or product quality, our business may suffer.

Our success depends on our ability to build and maintain the brand image for our products. There can be no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image and on consumer preference and demand. Product quality and/or ingredient content issues, efficacy or lack thereof, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports in the media, internet or elsewhere, studies in general and regulatory or other governmental inquiries, in each case whether involving our products or those of our competitors, as well as proposed or new legislation affecting our industry.

RISKS RELATING TO THE PEOPLE’S REPUBLIC OF CHINA

Certain political and economic considerations relating to China could adversely affect our Company.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.

Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities which could adversely affect our company.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and State ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

The Chinese legal system has inherent uncertainties that could limit the legal protections available to you.

Our contractual arrangements in China are governed by the laws of the PRC. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, proscribing remittance of profits offshore and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found to be in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

If the PRC government finds that the agreements that establish the structure for operating our businesses in China do not comply with applicable PRC governmental restrictions on foreign investment in Internet content or if these regulations or the interpretation of existing regulations change in the future, we could be subject to penalties or be forced to relinquish its interests in those operations.

PRC law currently limits foreign ownership of companies that provide Internet content services in China up to 50%. Foreign and wholly foreign-owned enterprises are currently restricted from providing other Internet information services. As such, we may conduct our business through contractual arrangements with its structured entities in China. Each of the structured entities will be owned by individual shareholders who are PRC citizens and hold the requisite licenses or permits to provide Internet content services in China. We expect to depend on structured entities to operate our businesses. There are uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of our contractual arrangements with structured entities. We have been advised that each of such contractual agreements for operating its business in China (including its corporate structure and contractual arrangements with the structured entities), need to comply with all applicable existing PRC laws, rules and regulations, and not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations. However, we cannot assure that the PRC regulatory authorities will not adopt any new regulation to restrict or prohibit foreign investment in Internet business through contractual arrangement in the future, or will not determine that our corporate structure and potential contractual arrangements violate PRC laws, rules or regulations.

We may have exposure to greater than anticipated tax liabilities.

We will be subject to enterprise income tax, business tax or value-added tax, and other taxes in each province and city in China where we have operations. Our tax structure is subject to review by various local tax authorities. The determination of its provision for income tax and other tax liabilities requires significant judgment. In the ordinary course of its business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believes our estimates are reasonable, the ultimate decisions by the relevant tax authorities may differ from the amounts recorded in its financial statements and may materially affect its financial results in the period or periods for which such determination is made.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past twenty years, the rate of inflation in China has been as high as 24.1% in 1994 and as low as -1.4% in 1999 (according to National Bureau of Statistics of China). These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm our business operations.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

The PRC government imposes control over the conversion of RMB into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China (“PBOC”) publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises (“FIEs”), for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1994, the exchange rate for RMB against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB 8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. Dollar. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into RMB for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert RMB into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the RMB we convert would be reduced.

The RMB is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future.

We receive all of our revenues in PRC in RMB. The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB are to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

The PRC government could restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us.

We conduct our operations in China and some of our assets are located in China. In addition, some of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon such directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

We are subject to the United States Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, particularly in our industry since it deals with contracts from the Chinese Government, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to the completion of the Share Exchange. If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities. We have financed our operations primarily through loans from related parties and cash flow from our new operations. It is possible that during the next twelve months we may seek to to finance the growth of our operations through sales of stock and/or issuance of convertible promissory notes.

Our Common Stock is quoted on the OTCQB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB, which is a significantly more limited trading market than the NYSE MKT or The NASDAQ Stock Market. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCQB which may result in stock price volatility and inaccurate quote information.

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

Our common stock is extremely thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, our common stock is quoted in the OTCQB and future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTCQB stocks and certain major brokerage firms restrict their brokers from recommending OTCQB stocks because they are considered speculative, volatile and thinly traded. The OTCQB market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

Our Common Stock is subject to price volatility unrelated to our operations.

The trading volume of our common stock has been and may continue to be extremely limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTCQB may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of the Company’s common stock and as a result, the market value of our common stock likely would decline.

We expect the market price of our Common Stock to fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors or the Company itself. In addition, the OTCQB is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

We are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We will be subject to the SEC’s penny stock rules.

Since our Common Stock may be deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the Company’s stockholders to sell their shares of common stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our Common Stock only if it appreciates in value.

We have never declared or paid any cash dividends on Common Stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our Common Stock. As a result, the success of an investment in our Common Stock will depend upon any future appreciation in its value. There is no guarantee that our Common Stock will appreciate in value.

Certain provisions of our Certificate of Incorporation and Bylaws and Nevada law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

Our Certificate of Incorporation and Bylaws and certain provisions of Nevada State law could have the effect of making it more difficult or more expensive for a third party to acquire, or from discouraging a third party from attempting to acquire, control of the Company, even when these attempts may be in the best interests of our stockholders. These provisions may have the effect of delaying, deferring or preventing a change in our control.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. In addition, we will incur substantial expenses in connection with the preparation of registration statements and related documents with respect to the registration of resale of the Common Stock.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of our Common Stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications required by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Investors could lose confidence in our financial reporting and this may decrease the trading price of our Common Stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. Failure to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our Common Stock.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock may be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;
●	announcements of developments by us or our competitors;
●	changes in the industries in which we operate;
●	regulatory actions regarding our products;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	adoption of new accounting standards affecting the industries in which we operate;
●	additions or departures of key personnel;
●	introduction of new products by us or our competitors;
●	sales of the our Common Stock or other securities in the open market; and
●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and Company resources, which could harm our business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for a smaller reporting company.

ITEM 2. PROPERTIES

Our executive, administrative and operating offices are located at 531 Airport North Office Park, Fort Wayne, Indiana 46825 has been provided by our president at no cost. There is no lease currently but one is being negotiated to begin in April 2015.

Our office in Taiwan is located at 10th floor of No. 46, Jhong Siao Road, Taipei under a lease for NTD30,000 (approximately $949) per month. The lease expires on August 31, 2015.

We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed for quotation on the OTCQB under the symbol “SHGT.” Our shares of common stock have only been actively trading for the past six months, commencing approximately August 7, 2014 and, therefore, the historical high and low bid prices relating to our common stock on a quarterly basis has been presented for such period of time.

OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED DECEMBER 31, 2014:	High	Low
August 7, 2014 to September 30, 2014	$1.50		$1.05
October 1, 2014 to December 31, 2014	$10.25		$1.40
FISCAL YEAR ENDED DECEMBER 31, 2015:
January 1, 2015 to March 9, 2015	$10.00	`	7.20

___________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

HOLDERS

The approximate number of stockholders of record at February 28, 2015 was 35. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

We do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

From February 28, 2014 to date, we issued an aggregate of 515,000 shares of unregistered common stock as follows.

On November 10, 2014, we issued 500,000 shares of our restricted common stock to Freedom Energy at a per share price of $3.99 in accordance with the terms and provisions of the Acquisition Agreement. Freedom Energy has agreed to hold the 500,000 shares of common stock for a period of 24-months prior to selling such shares in the marketplace. The 500,000 shares were issued in a private transaction to one United States resident in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On November 30, 2014, we issued options to purchase 500,000 shares of common stock to New Opportunity, a company controlled by Brian Kistler's, our Cfief Financial Officer, for Mr. Kistler’s role in identifying, negotiating and consummation the acquisition of 55% equity interest of Launch TV. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of the provisions of Section 4(a)(2) and Regulation D (Rule 506) thereunder, and the corresponding provisions of state securities laws.

During December 2014, we issued 15,000 shares of our restricted common stock to a consultant at a per share price of $7.75 for consulting services rendered. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of the provisions of Section 4(a)(2), and the corresponding provisions of state securities laws.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the ten months ended December 31, 2014 and fiscal year ended February 28, 2014, together with notes thereto as included in this Transition Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Transition Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation

Summary

We are a Nevada corporation formed on July 5, 2012 under the name "Macco International Corp." Prior to the Change in Control Transaction (discussed below), Maaco did not have any significant assets or operations. On June 20, 2014, the Company changed its name to Success Holding Group International Inc. to better reflect our planned future business operations following the change in control transaction described below.

Change in Control

On June 13, 2014, there was a change in control of the Company. In accordance with the terms and provisions of a stock purchase agreement dated April 23, 2014 (the "Stock Purchase Agreement") by and among Sandu Mazilu and Ana Mazilu, equity holders in the aggregate of 6,200,000 pre-Forward Split shares of our common stock (collectively, the "Control Block Shareholders"), and Success Holding Group Corp., a Nevada corporation (the "Control Block Purchaser"), the Control Block Purchaser purchased from the Control Block Shareholders all of the 6,200,000 pre-Stock Split shares of common stock held of record, respectively. In addition, the Company accepted the resignations of its sole officer and director, Sandu Mazilu, as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective June 13, 2014, and simultaneously appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer.

Forward Stock Split

On June 14, 2014, the holders of a majority of the shares of Common Stock approved a forward split of such shares by a ratio of four for one (4:1) (the “Forward Split”). The Company filed the certificate of amendment (the “Certificate”) to its articles of incorporation with the State of Nevada effectuating the Forward Split on June 19, 2014. The Forward Split became effective in the State of Nevada on June 20,2014. The Forward Split became effective on the OTC BB on July 8, 2014, based upon the filing of appropriate documentation with the FINRA. As a result of the Forward Split, our total issued and outstanding shares of common stock increased from approximately 9,170,000 shares to 36,680,000 shares of common stock.

Change in Fiscal Year End

On December 1, 2014, our Board of Directors authorized an amendment to our Bylaws to change our fiscal year end from February 28 to December 31. Therefore, we will be making the following filing regarding our quarterly and annual financials:

RESULTS OF OPERATION

Ten Months Ended December 31, 2014 Compared to Fiscal Year Ended February 28, 2014

During the ten month period ended December 31, 2014, we generated revenue of $17,715,500 compared to $-0- for fiscal year ended February 28, 2014. The revenue was generated from the seminars. During the ten month period ended December 31, 2014, our revenue was generated from certain major customers as follows: (i) $4,770,500 from Rich Harvest Co., Ltd; (ii) $6,497,000 from Big Station Co., Ltd.; and (iii) $5,273,000 from Beyond Excellence Co., Ltd. During the ten month period ended December 31, 2014, we incurred $12,230,000 (February 28, 2014: $-0-) in cost of sales thus resulting in a gross margin of $5,485,500.

During the ten month period ended December 31, 2014, we incurred general and administrative expenses $2,087,564 compared to $30,979 incurred for fiscal year ended February 28, 2014, which is an increase of $2,056,585. During the ten month period ended December 31, 2014, general and administrative expenses consisted of the following: (i) payroll of $42,163; (ii) compensation of $1,367,333; (iii) advertisement of $431,709; (iv) professional fees of $70,601; (v) consulting of $116,250; (vi) rental of $3,722; and (vii) other of $30,786. General and administrative expenses increased during the ten month period ended December 31, 2014 compared to fiscal year ended February 28, 2014 primarily as a result of the increase in compensation expense as well as salaries and professional fees resulting from increased scale and scope of business operations. General and administrative expenses generally relate to corporate overhead, financial and administrative contracted services.

Our net income from operations for the ten month period ended December 31, 2014 was $3,380,461 compared to a net loss from operations of ($30,979) for fiscal year ended February 28, 2014 due to the factors discussed above.

During the ten month period ended December 31, 2014, we also recorded other income of $11,690 (February 28, 2014: $-0-). The increase in other income is due to debt forgiveness from related parties and interest income in 2014. During the ten month period ended December 31, 2014, we also had a loss from associate of ($29,165) (February 28, 2014: $-0-) due to application of equity method.

Thus, our net income for the ten month period ended December 31, 2014 was $3,380,461, or $0.09 per share, compared to a net loss of ($30,979), or $0.00 per share. The weighted average number of shares outstanding during the ten month period ended December 31, 2014 was 36,792,435 and during fiscal year ended February 28, 2014 was 36,680,000 (which takes into consideration the Forward Stock Split).

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014

For the ten-month period ended December 31, 2014, the Company reported net income of $3,380,461 and shareholders equity of $6,810,708 at that date. As at December 31, 2014, the Company had cash and cash equivalents on hand of $2,178,671, which were primarily held by our foreign subsidiaries. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds.

As of December 31, 2014, our current assets were $3,484,295 and our current liabilities were $254,930, which resulted in a working capital surplus of $3,229,365. As of December 31, 2014, current assets were comprised of: (i) $2,178,671 in cash; (ii) $440,000 in accounts receivable and (iii) $865,624 in prepayment. As of December 31, 2014, current liabilities were comprised of: (i) $60,697 in accounts payable and accrued expenses; (ii) $37,533 due to related parties; (iii) $60,000 in shareholder loan; and (iv) $96,700 in notes payable - related parties.

As of December 31, 2014, our total assets were $7,065,638 comprised of: (i) current assets of $3,484,295; (ii) film costs, net of $1,529,816; and (iii) goodwill of $2,051,527. The increase in total assets from fiscal year ended February 28, 2014 was primarily due to the increase in cash, accounts receivable, prepayments and film costs.

As of December 31, 2014, our total liabilities were $254,930 comprised entirely of current liabilities. The increase in total liabilities from fiscal year ended February 28, 2014 was primarily due to the increase in shareholder loan of $60,000.

Accumulated deficit decreased from $44,083 at fiscal year ended February 28, 2014 to retained earnings of $3,336,378 at December 31, 2014.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months. To the extent we need additional capital, we may seek to raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may seek to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Debt financing could require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that are not favorable to us. We do not know whether additional funding will be available on acceptable terms, or at all. A failure to secure additional funding when needed may require us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations and would have a material adverse effect on our future business and financial condition.

Cash Flows from Operating Activities

For the ten month period ended December 31, 2014, net cash flows provided by operating activities was $2,076,966 compared to net cash flows used in operating activities of $30,979 for fiscal year ended February 28, 2014. Net cash flows used in operating activities during the ten month period ended December 31, 2014 consisted primarily of net income of $3,380,461, which was changed by: (i) a decrease of $11,500 for debt forgiveness from related party; (ii) an increase of $116,250 for shares issued for consulting service; (iii) an increase of $29,250 from loss from associate; (iv) an increase of $1,337,333 in stock option issued for compensation expense; (v) an increase of $440,000 in accounts receivable; (vi) an increase of $865,624 in prepayment; (vii) an increase of $1,529,816 in film cost; and (viii) an increase in accounts payable and accrued expenses.

For fiscal year ended February 28, 2014, net cash flows used in operating activities was $30,979.

Cash Flows from Investing Activities

For the ten month period ended December 31, 2014, net cash provided by investing activities was $6,012 from cash acquired in business combination. For fiscal year end February 28, 2014, we did not generate or use any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from generation of revenues and advancement from related parties. For the ten month period ended December 31, 2014, cash flows provided by financing activities was $97,533 compared to $-0- for fiscal year ended February 28, 2014. Cash flows from financing activities of $97,533 for the ten month period ended December 31, 2014 consisted of: (i) $37,533 in proceeds from related parties; (ii) $60,000 in loans from shareholders; and (iii) $96,700 in proceeds from notes payable - related parties.

Future Cash Commitments

Our majority shareholder, Success Holding Group Corp. USA ("Success Holding"), loaned an aggregate of $2,700,000 to our wholly-owned subsidiaries pursuant to which our wholly-owned subsidiaries issued three promissory notes as follows: (i) note dated August 18, 2014 in principal amount of $1,000,000; (ii) note dated August 28, 2014 in principal amount of $500,000; and (iii) note dated August 28, 2014 in principal amount of $1,200,000. During the ten month period ended December 31, 2014, we repaid $1,500,000 towards the aggregate debt. Thus the $1,000,000 note and the $500,000 note were repaid in full and both notes were cancelled. The remaining $1,120,000 was applied to the $1,200,000 note, which currently has a remaining balance due and owing of $80,000. Therefore, as of December 31, 2014, an aggregate $80,000 remains due and owing.

On August 13, 2014, our majority shareholder, Success Holding Group Corp. USA, loaned the Company $60,000. The term of the loan is one year and bears no interest. In the event the loan is not paid at the end of one year, interest rate shall be 3%.

As of November 30, 2014, Success Holding Group Corp. USA is also owed $28,354, which it previously advanced to us to pay administrative and operating expenses.

As of December 31, 2014, CEC has an outstanding payable amount due and owing of $10,821 by us.

On May 27, 2014, we entered into a promissory note agreement to borrow $120,000 from Freedom Energy Holdings Inc., which is the company under control of Brian Kistler, our President, Secretary and Treasurer/Chief Financial Officer. The note is due and payable upon demand and bears interest at prime plus 1% per annum. On December 31, 2014, the unpaid principle is $90,700. For the ten months ended December 31, 2014, the interest expense is $1,715.

On October 30, 2014, we entered into a promissory note agreement to borrow a further $6,000 from New Opportunity Business Solutions, Inc., which is the company under control of Brian Kistler. The note is due and payable upon demand and bears interest at prime plus 1% per annum. On December 31, 2014, the unpaid principle is $6,000. For the ten months ended December 31, 2014, the interest expense is $43.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed all the recent accounting pronouncements issued to date of the issuance of our financial statements and we do not believe any of these pronouncements will have a material impact on us.

OFF-BALANCE SHEET ARRANGMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States, requires companies to establish accounting policies and to make estimates that affect both the amount and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain and therefore actual results may differ from those estimates.

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s consolidated financial statements for the period ended December 31, 2014. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

Revenue Recognition

The major revenue or operating income of the Company are to hold various and a series of human beings spirit stimulation training seminars and to accept advertising sponsorship of its investment in the Internet movies. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

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

Valuation of Goodwill

We assess goodwill for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step of the review process, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step of the review process to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experiences.

We base our calculation of the estimated fair value of a reporting unit on the income approach. For the income approach, we use internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

We have had no goodwill impairment charges for the last three fiscal years, and as of the date of each of the most recent detailed tests, the estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

IITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Success Holding Group International Inc.

We have audited the accompanying balance sheet of Success Holding Group International Inc. as of December 31, 2014, and the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the ten months ended December 31, 2014. Success Holding Group International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Success Holding Group International Inc. as of December 31, 2014, and the results of operations and cash flows for the ten months ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

Yichien Yeh, CPA

Oakland Gardens, New York

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Success Holding Group International Inc.

(formerly Macco International Corp)

681 Zemesst, Com. Zemes

Jud Bacau, 607690Romania

We have audited the accompanying balance sheet of Success Holding Group International Inc. (formerly Macco International Corp) as of February 28, 2014 and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Success Holding Group International Inc. (formerly Macco International Corp). as of February 28, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Arvada, Colorado
June 11, 2014	Cutler & Co., LLC

SUCCESS HOLDING GROUP INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	February 28,	February 28,
	2014	2014	2013
Assets

Current assets
Cash	$2,178,671	$1,597	$23,576
Accounts receivable	440,000	-	-
Prepayment	865,624	-	-
Total Current Assets	3,484,295	1,597	23,576
Film costs, net	1,529,816	-	-
Goodwill	2,051,527	-	-
Total Assets	$7,065,638	$1,597	$23,576

Liabilities and Stockholders' Equity (Deficit)

Current Libilities
Accounts payable and accured expenses	$60,697	$-	$-
Due to related parties	37,533	9,000	-
Shareholder loan	60,000	-	-
Notes payable-related parties	96,700	-	-
Total Current Liabilities	254,930	9,000	-
Total Libilities	254,930	9,000	-

Commitments & Contingencies

Stockholders' Equity (Deficit)
Success Holding Group International Inc. Stockholders' Equity(Deficit)
Common stock,$0.001 par value,300,000,000 shares authorized;
37,195,000, 36,680,000 and 36,680,000 shares issued and outstanding
on December 31, 2014, February 28, 2014 and February 28, 2013, respectively	37,195	36,680	36,680
Additional paid-in-capital	3,470,753	-	-
Discount on common stock issued	-	(11,480)	(11,480)
Retained earnings (Accumulated deficit)	3,347,858	(32,603)	(1,624)
Accumulated other comprehensive loss	(2,940)	-	-
Total Success Holding Group International Inc. Stockholders' Equity(Deficit)	6,852,866	(7,403)	23,576
Noncontrolling Interest	(42,158)	-	-
Total Stockholders' Equity (Deficit)	6,810,708	(7,403)	23,576

Total Liabilities and Stockholders' Equity (Deficit)	$7,065,638	$1,597	$23,576

See accompanying notes to consolidated financial statements

SUCCESS HOLDING GROUP INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements Of Operations

	For the Ten Months Ended		For the Year Ended
	December 31,		February 28,
	2014	2013	2014
		(Unaudited)

Revenue	$17,715,500	$-	$-
Cost of Sales	12,230,000		-
Gross Margin	5,485,500	-	-

Operating Expenses
General and administrative	2,087,563	14,538	30,979

Net Income (Loss) from Operation	3,397,937	(14,538)	- 30,979

Other Income	11,690	-	-

Loss from associate	29,165	-	-

Net Income (Loss) from Operation before Taxes	3,380,461	(14,538)	(30,979)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$3,380,461	$(14,538)	$(30,979)

Earnings (Loss) per common share-Basic	$0.09	$(0.00)	$(0.00)

Earnings (Loss) per common share-Diluted	$0.09	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic	36,741,781	36,680,000	36,680,000

Weighted Average Number of Common Shares Outstanding-Diluted	36,792,435	36,680,000	36,680,000

See accompanying notes to consolidated financial statements

F-4

SUCCESS HOLDING GROUP INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the Ten Months Ended		For the Year Ended
	December 31,		February 28,
	2014	2013	2014
		(Unaudited)

Net Income (Loss)	$3,380,461	$(14,538)	$(30,979)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(2,940)	-	-
Comprehensive Income (loss)	$3,377,522	$(14,538)	$(30,979)

See accompanying notes to consolidated financial statements

SUCCESS HOLDING GROUP INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Defict)

		Success Holding Group International Inc. Stockholders'
		Common Stock $0.001 Par Value		Additional Paid-in	Discount on Common Stock	Accumulated	Accumulated Comprehensive	Noncontrolling
	Total	Shares	Amount	Capital	Issued	Deficit	Income (loss)	Interest

Inception June 5, 2012	$-	-	$-	$-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share on July 16, 2012	6,000	24,000,000	24,000	-	(18,000)	-	-	-
Shares issued for cash at $0.0025 per share on November 2, 2012	2,500	4,000,000	4,000	-	(1,500)	-	-	-
Shares issued for cash at $0.005 per share on November 16, 2012	5,000	4,000,000	4,000	-	1,000	-	-	-
Shares issued for cash at $0.01 per share on January 16, 2013	11,700	4,680,000	4,680	-	7,020	-	-	-
Net loss for the period ended February 28, 2013	(1,624)	-	-	-		(1,624)	-	-

Balance February 28, 2013	$23,576	36,680,000	$36,680	$-	$(11,480)	$(1,624)	$-	$-

Net loss for the year ended February 28, 2014	(30,979)	-	-	-	-	(30,979)	-	-

Balance February 28, 2014	$(7,403)	36,680,000	$36,680	$-	$(11,480)	$(32,603)	$-	$-

Net income for the ten months ended December 31, 2014	3,380,461	-	-	-	-	3,380,461	-	-
Capital contribution from shareholders by transferring shares of investee	29,165	-	-	17,685	11,480	-	-	-
Shares issued to acquire 55% shares of a subsidiary	1,957,842	500,000	500	1,999,500	-	-	-	(42,158)
Shares isssued for consulting service	116,250	15,000	15	116,235	-
Stock option issued for compensation	1,337,333	-	-	1,337,333	-	-	-	-
Other comprehensive loss	(2,940)	-	-	-	-	-	(2,940)	-

Balance December 31, 2014	$6,810,708	37,195,000	$37,195	3,470,753	-	3,347,858	(2,940)	(42,158)

See accompanying notes to consolidated financial statements

SUCCESS HOLDING GROUP INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Ten Months Ended		For the Year Ended
	December 31,		February 28,
	2014	2013	2014
		(Unaudited)

Operating Activities
Net Income (loss) of the period	$3,380,461	$(14,538)	$(30,979)
Debt forgiveness from related parties	(11,500)	-	-
Shares issued for consulting service	116,250
Loss from associate	29,165	-	-
Stock option issued for compensation expense	1,337,333	-	-
Accounts receivable (increase) decrease	(440,000)	-	-
Prepayment (increase) decrease	(865,624)	-	-
Film cost (increase) decrease	(1,529,816)	-	-
Account payable and accrued expenses increase (decrease)	60,697	-	-
Net cash provided by (used in) operating activities	2,076,966	(14,538)	(30,979)

Investing Activities
Cash acquired in business combination	6,012	-	-
Net cash provided by investing activities	6,012	-	-

Financing Activities
Proceeds from related parties	37,533	-	-
Loans from shareholders	60,000	-	9,000
Proceeds from notes payable-related parties	96,700	-	-
Net cash provided by financing activities	97,533	-	9,000

Effect of exchange rate changes on cash	(3,438)	-	-

Net increase (decrease) in cash and equivalents	2,177,074	(14,538)	(21,979)

Cash and equivalents at beginning of the period	1,597	23,576	23,576
Cash and equivalents at end of the period	$2,178,671	$9,038	$1,597

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash financing activities:
Capital contribution by transferring shares of investee	$29,165	$-	$-
Shares issued to acquire 55% shares of a subsidiary	$2,000,000	$-	$-

See accompanying notes to consolidated financial statements

SUCCESS HOLDING GROUP INTERNATIONAL INC.

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

On December 23, 2014, the Company issued 500,000 shares of common stock to acquire 55% of issued and outstanding shares of Launch TV Network Company, a Virginia corporation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year End

The Company has filed its Form 8-K on December 8 of 2014 to change the Company's fiscal year end from February 28 to December 31. As a result of this change, the Company is filing a Transition Report on Form 10-K for the ten-month transition period ended December 31, 2014. References to any of the Company’s fiscal years mean the fiscal year ending December 31 of that calendar year.

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

Cash and Cash Equivalents

The Company's bank accounts are deposited in insured institutions. The Company's bank deposits have $2,178,671 and $1,597 on December 31, 2014 and February 28, 2014, respectively.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

Equity Method Investment

When the Company has the ability to exercise significant influence, but not control, over the investee, the Company records equity method adjustments in gains (losses) on equity method investments, net, and may do so with up to a one-quarter lag. Equity method adjustments include: our proportionate share of investee income` or loss, gains or losses resulting from investee capital transactions, adjustments to recognize certain differences between our carrying value and our equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method.

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The basic and diluted earnings (loss) per share for the ten months ended December 31, 2014 and 2013 as follows:

	For the Ten Months Ended
	December 31,
	2014	2013
Numerator
Net income (loss)	$3,380,461	$(14,538)
Denominator
Weighted average common shares outstanding–basic	36,741,781	36,680,000
Dilution associated with stock option	50,654	-
Weighted average common shares outstanding–diluted	36,792,435	36,680,000

Basic earnings per share	$0.09	$(0.00)
Diluted earnings per share	$0.09	$(0.00)

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

Revenue Recognition

The major revenue or operating income of the Company are to hold various and a series of human beings spirit stimulation training seminars and to accept advertising sponsorship of its investment in the Internet movies.

The revenue of film to be recognized for video-on-demand and similar pay-per-view on website arrangements as the feature films are exhibited based on end-customer purchases as reported by the distributor.

Training seminars definitely have its agenda and speaking topics and other decoration details defined within the contract. The products placements into the promotional activities are also defined by the contract.

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Film Costs

Film and television costs include the costs of acquiring rights to content, the costs associated with producers, directors, writers and actors, and the costs involved in producing the content. We amortize film costs using the individual-film-forecast method (“IFF method”). Under the IFF method such costs are charged against earnings, and included in operating expenses, in the ratio that the current period’s gross revenue bears to management’s estimate of total remaining “ultimate” gross revenue as of the beginning of the current period. “Ultimate” represent estimates of revenue and expenses expected to be recognized over a period from the initial release date.

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

At December 31, 2014 and February 28, 2014, the cumulative translation adjustment was $(2,940) and $0, respectively. For the ten months ended December 31, 2014 and 2013, net other comprehensive loss was $2,940 and $0, respectively.

Valuation of Goodwill

We assess goodwill for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step of the review process, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step of the review process to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experiences.

We base our calculation of the estimated fair value of a reporting unit on the income approach. For the income approach, we use internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

We have had no goodwill impairment charges for the last three fiscal years, and as of the date of each of the most recent detailed tests, the estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3 – EQUITY METHOD INVESTMENTS

Equity method investments as of December 31, 2014 and February 28, 2014 were as follows:

	December 31, 2014		February 28, 2014
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

StatClash Inc.	$-	31%	$-	-

Our equity method investments are classified in other long-term assets on the consolidated balance sheets. Net losses on equity method investments were $29,165 and $0 for the transition period ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company reduced its investment in StatClash Inc. (“StatClash”) to zero, based on its proportionate share of StatClash's net loss for the year ended December 31, 2014. The Company discontinued applying the equity method to this investment since an imminent return to profitability is not reasonably assured. As a result, the Company wrote off their investment in StatClash Inc. and recognized the resulting loss from associate of $29,165 on the statements of operations.

NOTE 4 – SHAREHOLDER LOAN

On November 13, 2014, the Company’s shareholder, Success Holding Group Corp. USA, loaned the Company. As of December 31, 2014, the loan balance is $60,000. The loan will mature in one year and the Company bears no interest for the period. The annual interest rate after maturity date is 3%.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

On May 27, 2014, the Company entered into Promissory Note agreements to borrow $120,000 from Freedom Energy Holdings Inc. which is the company under control of Brian Kistler, the Company’s CFO. The note is due and payable upon demand and bears interest at Prime Interest plus 1% per annum. On December 31, 2014, the unpaid principle is $90,700. For the ten months ended December 31, 2014, the interest expense is $1,715.

On May 27, 2014, the Company entered into Promissory Note agreements to borrow $120,000 from New Opportunity Business Solutions, Inc. which is the company under control of Brian Kistler, the Company’s CFO. The note is due and payable upon demand and bears interest at Prime Interest plus 1% per annum. On December 31, 2014, the unpaid principle is $6,000. For the ten months ended December 31, 2014, the interest expense is $43.

NOTE 6 – COMMON STOCK

The Company has 300,000,000 common shares authorized with a par value of $0.001 per share.

On July 8, 2014, the Company issued a stock dividend in order to effect a four-for-one stock split of the Company’s common stock. All share and earnings per share numbers prior to the July 8, 2014 stock split have been retroactively restated to reflect the stock dividend for all periods presented.

Total shares issued and outstanding as of December 31, 2014 were 37,195,000.

NOTE 7 – STOCK OPTION

On November 30, 2014, the Company entered into that certain stock option agreement (the "Stock Option Agreement") with New Opportunity Business Solutions, Inc ("New Opportunity"). Pursuant to Stock Option Agreement, the Company agreed to grant an option to Brian Kistler, a member of the Board of Directors of the Company and the President of New Opportunity, through New Opportunity to purchase 500,000 shares of the Company's common stock at a purchase price of $5.00 (the "Option"). The Option was granted by the Company as a reward to Brian Kistler for introducing and consummating the acquisition of the equity interest in Launch TV Network Company Inc.

NOTE 8 – INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of $1,521,570 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

All of the Company’s undistributed international earnings are intended to be indefinitely reinvested in operations outside the U.S. As of December 31, 2014, U.S. income taxes have not been provided on a cumulative total of $5,014,844 of such earnings.

A reconciliation of effective income tax rate for the ten months ended December 31, 2014 is as follows:

Statutory U.S. Tax Rate	35%
State Income Tax Effected	0%
Indefinitely Invested Earnings of Foreign Subsidiaries	(35%)
Effective Tax Rate	0%

NOTE 9 – SEGEMNT REPORTING AND GEOGRAPHIC INFORMATION

The Company currently reports operations under one business segment

Geographic Information as of December 31, 2014 and for the ten months ended December 31, 2014 are as follows:

For the Ten Months Ended December 31, 2014	USA	Taiwan
Revenue	$-	$17,715,500
Cost	-	12,230,000
Expenses	1,616,721	470,843
Other income	11,503	187
Loss from associate	29,165	-
Net income (loss)	$(1,634,383)	$5,014,844

December 31, 2014	USA	Taiwan
Assets	$2,091,535	$5,078,043
Liabilities	292,730	66,140
Net assets	$1,798,805	$5,011,903

NOTE 10 – CUSTOMER CONCENTRATION

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the ten months ended December 31, 2013

	For the Ten Months Ended
	December 31, 2014
	Amount	%
Rich Harvest Co., Ltd	$4,770,500	27%
Big Station Co., Ltd.	6,497,000	37%
Beyond Excellence Co., Ltd.	5,273,000	30%

NOTE 11 – RELATED PARTY TRANSACTIONS

As of December 31, 2014, Success Holding Group Corp. USA, shareholder of the Company, has an outstanding receivable amount of $37,533 from the Company which it has advanced the amount to the Company to pay administrative and operating expenses. "Due to shareholders" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on our Current Report on Form 8-K filed on July 7, 2014, effective June 30, 2014, we dismissed Cutler & Co. LLC as our independent registered public accounting firm. We engaged Roger Yeh, CPA as our principal independent registered public accounting firm effective June 30, 2014. Pursuant to Item 304 of Regulation S-K, we are not required to provide the information under Item 9 of this Transition Report.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of December 31, 2014, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the President and Treasurer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified significant deficiency related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2014.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of this significant deficiency in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and principal executive officers are as specified on the following table:

Name and Address	Age	Position(s)

Steve Andrew Chen 531 Airport North Office Park Fort Wayne, Indiana 46825	47	Chairman of the Board of Directors
Brian Kistler 531 Airport North Office Park Fort Wayne, Indiana 46825	59	President, Secretary, Treasurer/Chief Financial Officer and member of the Board of Directors
Chris (Chi Jui) Hong 531 Airport North Office Park Fort Wayne, Indiana 46825	56	Chief Executive Officer and member of the Board of Directors
Mark Corrao 531 Airport North Office Park Fort Wayne, Indiana 46825	57	Member of the Board of Directors

In accordance with the terms and provisions of the Stock Purchase Agreement, the Board of Directors of accepted the resignation of our sole officer and director, Sandu Mazilu, as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective June 13, 2014. Simultaneously, the Board of Directors appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer.

Effective September 24, 2014, Mr. Chen resigned as our Chief Executive Officer and retains his position as Chairman of the Board of Directors. On September 24, 2014, the Board of Directors approved the appointment of Chris (Chi Jui) Hong as our Chief Executive Officer and a member of the Board of Directors.

Steve Chen. During the past twenty years, Mr. Chen has been involved with a number of merger and acquisition activities involving both publicly traded and private companies. Several of the acquisitions involved the integration of chain stores and brand names, fiber optics, alternative energy technology, the Internet and logistics. Mr. Chen is also a renowned inspirational marketing speaker and a top-selling author of numerous self motivation books and multi-media courses. Mr. Chen is current the chairman of Success Holding Group Inc. (Cayman Islands) and the chairman of Success Prime Corp. (Taiwan). Mr. Chen was born in Taiwan and studied at Pepperdine University. He currently resides in both Taiwan and China.

Brian Kistler. Mr. Kistler has extensive work history of over twenty five years in the financial services industry. He began working at the securities firm Edward Jones in 1987. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. In 1999 Mr. Kistler joined Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in northern Indiana. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler's ability to recruit, retain and train high quality financial advisers. Mr. Kistler left Raymond James in December 2005 to focus on the development of the Freedom Energy Holdings. Mr. Kistler is the founder of the Freedom Energy Holdings and serves as president and as its chief executive officer. Mr. Kistler serves as consultant to many public companies, assisting with the preparation and compliance of regulatory filings and corporate governance.

Chris (Chi Jui) Hong. During the past thirty years, Mr. Hong has been involved in investment management specializing in business model innovation and capital investment. Mr. Hong has served as a member of board of directors for several publicly listed companies in Taiwan and Hong Kong, including Acme Food Groups, Sinho Group, SPC Inc. and ORFF Inc. Mr. Hong works between Taiwan and China. Mr. Hong will be focusing on acquisitions or mergers with potential candidate enterprises and businesses. He intends to target potential investments in approximately thirty well-known brands to assist the Company in becoming a major holding group over the next ten to twenty years. Mr. Hong graduated from Fu Jen Catholic University with a B.S. and EMBA degree majoring in mass communications.

Mark Corrao. Mark Corrao was a Partner of The Mariner Group since 2013 and continues to serve as the Managing Director of The CFO Squad since the merger of The Mariner Group LLC and The CFO Squad. The CFO Squad is a financial and business advisory firm providing outsourced and part-time CFO services for emerging to midsized companies in a wide range of businesses and industries. Mr. Corrao also serves as the CFO of KannaLife Sciences, Inc. since 2012. In 2012, Mr. Corrao served as the CFO of Business Efficiency Experts, Inc., a professional service provider in the financial areas of accounting, taxation, auditing, venture capital and SEC registrations (reporting). Prior to that, Mr. Corrao served as a Director from 2001 to 2013 and the CFO from 2001 to 2010 of StrikeForce Technologies, Inc. Mr. Corrao received a B.S. Degree in Public Accounting from City University of New York - Brooklyn College. He is experienced in financial management and in operations, business development, sales, administration and human resource functions.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CORPORATE GOVERNANCE

Committees

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the newly appointed Board of Director’s composition and only recent significant increase in operational activity, the Board of Directors believes it had been able to effectively manage the issues normally considered by such committees. However, our Board of Directors is currently underway in undertake a review of the procedures required to establish these committees in the near future.

Audit Committee and Financial Expert

Presently, the Board of Directors acts as the audit committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not yet recruited an audit committee financial expert to join the Board of Directors because we have only recently commenced a significant level of financial operations.

Code of Ethics

On March 9, 2014, the Company adopted a Code of Ethics and Business Conduct.

Board Leadership Structure and Role in Risk Oversight

Mr. Steve Andrew Chen serves as Chairman of the Board of Directors and Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board of Directors focuses on the most significant risks facing the Company and our general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the Board of Directors oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the transition period ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Brian Kistler was late in filing a Form 4 and a Form 3, SHGR was late in filing a Form 3, Chris Hong was late in filing a Form 3 and Steve Andrew Chen was late in filing a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the ten month period ended December 31, 2014 and fiscal year ended February 28, 2014 and 2013.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sandu Mazilu, prior President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer (1)	Ten month ended December 31, 2014 Year ended February 28, 2014 Year ended February 28, 2013	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Steve Andrew Chen, prior Chief Executive Officer (4)	Ten month ended December 31, 2014 Year ended February 28, 2014 Year ended February 28, 2013	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Brian Kistler, current President, Secretary, Treasurer/Chief Financial Officer (5)	Ten month ended December 31, 2014 Year ended February 28, 2014 Year ended February 28, 2013	18,000 0 0	-0- -0- -0-	2,050,000 (2) -0- -0-	-0- (3) -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	18,000 -0- -0-
Chris Hong, current Chief Executive Officer (6)	Ten month ended December 31, 2014 Year ended February 28, 2014 Year ended February 28, 2013	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

______________

(1)	Sandu Mazilu was the original executive officer and resigned effective on June 13, 2014.
(2)

On November 10, 2014, our Board of Directors authorized the execution of the Acquisition Agreement with Freedom Energy and the issuance of 500,000 shares of common stock at a per share price of $4.10. Mr. Kistler is the sole officer and director of Freedom Energy and has sole dispositive and voting power over the shares of common stock held of record by Freedom Energy.

(3)

On November 30, 2014, our Board of Directors authorized the execution of the Stock Option Agreement with New Opportunity pursuant to which we granted New Opportunity 500,000 Options to purchase 500,000 shares of our common stock at a purchase price of $5.00. Mr. Kistler is the sole officer and director of New Opportunity and has sole dispositive and voting power over the stock options and underlying shares of common stock held of record by New Opportunity.

(4)

On June 13, 2014, Steve Andrew Chen was appointed a member of the Board of Directors and the Chief Executive Officer. Effective September 24, 2014, Mr. Chen resigned as our Chief Executive Officer and retains his position as Chairman of the Board of Directors.

(5)	On June 13, 2014, Brian Kistler was appointed as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer
(6)	On September 24, 2014, the Board of Directors approved the appointment of Chris (Chi Jui) Hong as our Chief Executive Officer and a member of the Board of Directors.

OUTSTANDING EQUITY AWARDS

We do not have an equity compensation plan.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Brian Kistler, current President, Secretary, Chief Financial Officer and Director	500,000	-	-	$5.00	11/30/19	-	-	-	-

STOCK OPTIONS

On November 30, 2014, we entered into the Stock Option Agreement with New Opportunity pursuant to which we agreed to grant an Option to Brian Kistler through New Opportunity to purchase 500,000 shares of our common stock at a purchase price of $5.00. The Option was granted by us as consideration for Mr. Kistler's role in identifying, negotiating and consummation the Acquisition Agreement and our equity interest in Launch TV.

No other grants of stock options or stock appreciation rights were made during the ten month period ended December 31, 2014.

LONG TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We have a written letter of employment agreement for a one year period dated October 31, 2014 with our President, Secretary and Treasurer/Chief Financial Officer, Mr. Kistler (the "Employment Agreement"). In accordance with the terms and provisions of the Employment Agreement: (i) we agreed to pay Mr. Kistler an annual salary of $36,000; and (ii) Mr. Kistler agreed to act in the capacity as our President and to provide his expertise, independent judgment and discretion in providing services including, but not limited to: (a) assisting us in achieving a listing on a major stock exchange; (b) responsibility for application for listing with OTCQB and NASDAQ/AMEX; (c) facilitate investment in us; and (d) responsibility for press releases and contact media in the United States.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Transition Report by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
	Officers and Directors
Common Stock	Steve Andrew Chen 531 Airport North Office Park Fort Wayne, Indiana 46825	23,593,750 (3)	63.43%
Common Stock	Brian Kistler 531 Airport North Office Park Fort Wayne, Indiana 46825	1,000,000 (2)	2.62%
Common Stock	Chris (Chi Jui) Hong 531 Airport North Office Park Fort Wayne, Indiana 46825	23,593,750 (3)	63.43%
Common Stock	Mark Corrao 531 Airport North Office Park Fort Wayne, Indiana 46825	0 (4)	0%
Common Stock	All directors and named executive officers as a group (3 persons)	24,593,750 (2)	64.39%
	5% or Greater Shareholders
Common Stock	Success Holding Group Corp. USA (“SHGR”) 531 Airport North Office Park Fort Wayne, Indiana 46825	23,593,750 (3)	63.43%

____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Transition Report. As of the date of this Transition Report, there are 37,195,000 shares of common stock outstanding.

(2)

The 1,000,000 shares represented above consist of: (i) 500,000 shares of common stock held of record by Freedom Energy; and (ii) 500,000 stock options exercisable into 500,000 shares of common stock at a per share exercise price of $5.00 held of record by New Opportunity. Mr. Kistler is the sole officer and director of both Freedom Energy and New Opportunity and has sole dispositive power and authority over the 500,000 shares of common stock and the 500,000 stock options.

(3)

The officers and directors of SHGR are: (i) Steve Andrew Chen as President/Chief Executive Officer and member of the Board of Directors; and (ii) Chris (Chi Jui) Hong as the Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. In such capacities, Steve Andrew Chen and Chris (Chi Jui) Hong are considered to hold shared voting and dispositive power over the 23,593,750 shares held by SHGR

(4)	Exclude 50,000 shares of common stock award that will vest in installments of 16,666, 16,666 and 16,667 shares on February 10, 2016, February 10, 2017 and February 10, 2018.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Success Entertainment Group Inc.

On August 28, 2014, our Board of Directors authorized the acquisition of all of the issued and outstanding ordinary shares of SEG. We acquired an aggregate 60,000,000 ordinary shares of SEG as follows: (i) 47,999,999 shares were acquired from Steve Andrew Chen; and (ii) 12,000,000 shares were acquired from Chi-Jui Hong. Thus, SEG is our wholly-owned subsidiary. Messrs. Chen and Hong executed those certain share transfer forms dated August 28, 2014 pursuant to which for good and valuable consideration they transferred their respective shares to us.

Acquisition Agreement

On November 10, 2014, our Board of Directors authorized the execution of the Acquisition Agreement with Freedom Energy pursuant to which we acquired from Freedom Energy 550 shares of common stock of Launch TV, representing a 55% equity interest in Launch TV. In further accordance with the terms and provisions of the Acquisition Agreement and in exchange therefore, we issued 500,000 shares of our restricted common stock to Freedom Energy and Freedom Energy agreed to hold the 500,000 shares of common stock for a period of 24-months prior to selling such shares in the marketplace. Mr. Kistler, who is our President, CFO and a member of our Board of Director, is the sole officer and director of Freedom Energy.

StatClash

On October 17, 2014, our Board of Directors authorized the execution of that certain Share Assignment Agreement dated October 17, 2014 pursuant to which SHGR agreed to assign and transfer to us all of the 4,770,000 shares of common stock SHGR held of record of StatClash. SHGR is a majority shareholder of the Company.

Stock Option Agreement

On November 30, 2014, we entered into the Stock Option Agreement with New Opportunity pursuant to which we granted an option to Brian Kistler through New Opportunity to purchase 500,000 shares of our common stock at a purchase price of $5.00. The Option was granted by us as consideration for Mr. Kistler's role in identifying, negotiating and consummation the Acquisition Agreement and our equity interest in Launch TV.

Related Party Loans

As of December 31, 2014, has an outstanding amount payable to Success Holding Group Corp. USA, the principal shareholder of the Company, $237,533. SHGR had advanced these funds to the Company to pay administrative and operating expenses.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the ten month period ended December 31, 2014 and fiscal year ended February 28, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $50,000 and $7,750, respectively.

Audit-Related Fees

For the ten month period ended December 31, 2014 and fiscal year ended February 28, 2014 , there were $-0- in fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the ten month period ended December 31, 2014 and fiscal year ended February 28, 2014 , there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

3.1	Articles of Incorporation of the Registrant (Incorporation by reference to Exhibit 3.1 to the Company’s Form S-1 filed on May 13, 2013)
3.2	Bylaws (Incorporation by reference to Exhibit 3.2 to the Company’s Form S-1 filed on May 13, 2013)
3.3	Certificate of Amendment filed on June 20, 2014 (Incorporation by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 8, 2014)
10.1	Share Transfer Form dated August 28, 2014 executed by Steve Andrew Chen (Incorporation by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2014)
10.2	Share Transfer Form dated August 28, 2014 executed by Chi-Jui Hong (Incorporation by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 26, 2014)
10.3

Form of Transfer of Shares between Success Holding Group International Inc. and Wen-Chi Huang dated August 15, 2014 (Incorporation by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 26, 2014)

10.4	Promissory Note dated August 18, 2014 (Incorporation by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on October 14, 2014)
10.5	Promissory Note dated August 28, 2014 (Incorporation by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on October 14, 2014)
10.6	Promissory Note dated August 28, 2014 (Incorporation by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on October 14, 2014)
10.7

Share Assignment Agreement dated October 17, 2014 between Success Holding Group International Inc. and Success Holding Group Corp USA (Incorporation by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 4, 2014)

10.8

Letter of Employment Agreement dated May 8, 2014 between Success Holding Group International Inc. and Brian Kistler (Incorporation by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 6, 2014)

10.9

Production and Distribution Agreement dated November 19, 2014 between Success Holding Group International Inc. and Shengda Movie Production (Incorporation by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 4, 2014)

10.10

Definitive Acquisition and Stock Exchange Agreement dated November 10, 2014 between Success Holding Group International Inc. and Freedom Energy Holdings Inc. (Incorporation by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 5, 2014)

10.11

Stock Option Plan Agreement dated November 30, 2014 between Success Holding Group International Inc. and New Opportunity Business Solutions Inc. (Incorporation by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 5, 2014)

10.12

Letter Agreement by and between Success Holding Group International Inc. and Mark Corrao dated February 1, 2015 (Incorporation by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2015)

10.13	Promissory Note dated May 27, 2014*
10.14	Promissory Note dated October 30, 2014*
10.15	Comedic Master Series Internet Movie Entrustment Production and Marketing Agreement between Success Entertainment Group and Global Asia Star Media Co., Ltd dated May 20, 2014*
10.16	“Inspirational Master Series Internet Movie” Entrustment Production and Marketing Agreement between Success Entertainment Group and Global Asia Star Media Co., Ltd dated May 20, 2014*
10.17	Summary of Online Inspirational Movie Entrustment Production and Marketing Agreement between Celebrity Enterprise Co., Ltd. and Flu Idea Studio dated September 17, 2014*
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase

_____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Success Holding Group International Inc. a Nevada corporation

March 10, 2015	By:	/s/ Chris (Chi Jui) Hong
Chris Hong
	Its:	Chief Executive Officer

March 10, 2015	By:	/s/ Brian Kistler
Brian Kistler
	Its:	President, Secretary and Treasurer/Chief Financial Officer/Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Steve Andrew Chen	March 10, 2015
Steve Andrew Chen
Its:	Director

By:	/s/ Brian Kistler	March 10, 2015
Brian Kistler
Its:	Director

By:	/s/ Chris (Chi Jui) Hong	March 10, 2015
Chris Hong
Its:	Director

By:	/s/ Mark Corrao	March 10, 2015
Mark Corrao
Its:	Director

