Form 10-K/A
period 2014-02-28
SUCCESS HOLDING GROUP INTERNATIONAL, INC.
filed 2015-04-24
CIK 1572699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-188563

SUCCESS HOLDING GROUP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	5000	EIN 99-0378256
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

681 Zemes St, Com. Zemes,

Jud.Bacau, Zip: 607690,

RomaniaTel: 702-799-9946

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of June 12, 2014, the registrant had 9,170,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 12, 2014.

EXPLANATORY NOTE

Success Holding Group International Inc. (f/k/a Macco International Corp.) (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Item 9A(T) of Part II of its Annual Report on Form 10-K for the fiscal year from February 28, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2014 (the “Original Filing”). The purpose of this Amendment No. 1 is to file a revised Item 9A(T) in response to certain comments made by the staff of the SEC. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 9A(T), as amended, in its entirety. No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

2

Item 9A(T). Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 28, 2014, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were not effective as of February 28, 2014 based on the material weaknesses defined below, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the President and Treasurer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014 using the criteria established in “ Internal Control - Integrated Framework (2013) ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

3

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

ITEM 15. EXHIBITS.

The following exhibits are filed as part of this Annual Report.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T*

_____________

* Filed as Exhibit 101 to the Company’s Annual Report on Form 10-K filed with the Commission on June 13, 2014 and incorporated herein by reference.

4

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Success Holding Group International Inc.

April 24, 2015	By:	/s/ Chris (Chi Jui) Hong
	Name:	Chris Hong
	Its:	Chief Executive Officer

April 24, 2015	By:	/s/ Brian Kistler
	Name:	Brian Kistler
	Its:	President, Secretary and Treasurer/Chief Financial Officer/Principal Accounting Officer

5