Form 10-Q
period 2015-03-31
SUCCESS HOLDING GROUP INTERNATIONAL, INC.
filed 2015-05-20
CIK 1572699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(260) 450-1982
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 20, 2015
Common Stock, $0.001	37,245,000

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Success Holding Group International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,568,119	$2,178,671
Accounts receivable, net	104,720	440,000
Other receivables	49,839	-
Current portion of prepaid expenses	1,494,184	865,624
Total Current Assets	4,216,862	3,484,295

Non-current content library	1,529,238	1,529,816
Goodwill	2,051,527	2,051,527
Long term portion of prepaid expenses	271,333	-

TOTAL ASSETS	$8,068,960	$7,065,638

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$141,268	$60,697
Notes payable - related parties	96,700	96,700
Due to related parties	41,533	37,533
Loan payable - related party	60,000	60,000
Accrued income taxes	121,784	-
Total Current Liabilities	461,285	254,930

TOTAL LIABILITIES	461,285	254,930

Commitments and contingencies	-	-

EQUITY
Success Holding Group International, Inc. stockholders' equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 37,245,000 and 37,195,000 shares issued and outstanding, respectively	37,245	37,195
Additional paid-in capital	3,914,703	3,470,753
Accumulated other comprehensive loss:
Foreign currency translation	(2,605)	(2,940)
Retained earnings	3,710,033	3,347,858
Total Success Holding Group International, Inc. stockholders' equity	7,659,376	6,852,866
Non-controlling interest	(51,701)	(42,158)
TOTAL EQUITY	7,607,675	6,810,708

TOTAL LIABILITIES AND EQUITY	$8,068,960	$7,065,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Success Holding Group International, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2015	2014

REVENUES	$7,044,392	$-

COST OF REVENUES	5,848,435	-

GROSS PROFIT	1,195,957	-

OPERATING EXPENSES:
Professional fees	132,900	-
General and administrative expenses	587,722	16,655
TOTAL OPERATING EXPENSES	720,622	16,655

INCOME (LOSS) FROM OPERATIONS	475,335	(16,655)

OTHER (EXPENSE) INCOME:
Interest expense	(1,013)	-
Interest income	94	-
TOTAL OTHER (EXPENSE) INCOME	(919)	-

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	474,416	(16,655)

Provision for income taxes	121,784	-

NET INCOME (LOSS)	352,632	(16,655)

Net loss attributable to the non-controlling interest	9,543	-

NET INCOME (LOSS) ATTRIBUTABLE TO SUCCESS HOLDING GROUP INTERNATIONAL, INC. COMMON STOCKHOLDERS	362,175	(16,655)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation income	335	-

COMPREHENSIVE INCOME (LOSS)	$362,510	$(16,655)

EARNINGS (LOSS) PER SHARE:
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

Weighted average number of common shares outstanding - Basic	37,222,778	36,680,000
Weighted average number of common shares outstanding - Diluted	37,722,778	36,680,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Success Holding Group International, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$352,632	$(16,655)
Adjustment to reconcile change in net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Amortization of prepaid stock issued for services	24,667	-
Changes in operating assets and liabilities:
Accounts receivable	335,280	-
Prepaid expenses	(480,560)	-
Accounts payable and accrued expenses	80,571	-
Accrued income taxes	121,784	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	434,374	(16,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment towards content library	(49,261)	-

NET CASH USED IN INVESTING ACTIVITIES	(49,261)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	4,000	9,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,000	9,000

Effect of exchange rate changes on cash	335	-

Net increase (decrease) in cash	389,448	(7,655)

Cash, beginning of period	2,178,671	9,038

Cash, end of period	$2,568,119	$1,383

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Common stock issued for services rendered and to be rendered	$444,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Success Holding Group International, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Description of Business

Success Holding Group International, Inc. (“SHGT”) was incorporated under the laws of the State of Nevada, in the United States of America on July 5, 2012, under the name Macco International Corp. On June 13, 2014, there was a change in control of the Company. In accordance with the terms and provisions of a stock purchase agreement dated April 23, 2014 (the "Stock Purchase Agreement") by and among Sandu Mazilu and Ana Mazilu, equity holders in the aggregate of 6,200,000 pre-Forward Split shares of the Company’s common stock (collectively, the "Control Block Shareholders"), and Success Holding Group Corp., a Nevada corporation (the "Control Block Purchaser"), the Control Block Purchaser purchased from the Control Block Shareholders all of the 6,200,000 pre-Stock Split shares of common stock held of record, respectively. In addition, the Company accepted the resignations of its sole officer and director, Sandu Mazilu, as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective June 13, 2014, and simultaneously appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer.

On June 20, 2014, the Company changed its name to Success Holding Group International, Inc. to better reflect SHGT’s planned future business operations, which is to invest in movies, issue human resource training courses, and promote video advertisements as its primary sources of operating income.

On July 8, 2014, SHGT effectuated a forward four for one stock split (see Note 13), and as a result SHGT’s total issued and outstanding shares of common stock increased from approximately 9,170,000 shares to 36,680,000 shares of common stock. All share and earnings per share numbers prior to the July 8, 2014 stock split have been retroactively restated to reflect the stock dividend for all periods presented.

On August 15, 2014, SHGT acquired 100% of Celebrity Enterprise Co., Ltd. (“CEC”), which was incorporated in Seychelles, on February 11, 2014. CEC generates service revenue from assisting in a series of seminar activities.

On August 28, 2014, SHGT acquired 100% of Success Entertainment Group, Inc. (“SEG”), which was incorporated in the Cayman Islands, on January 6, 2014. SEG has established a branch office in Taiwan on October 20, 2014 under the name Success Entertainment Group Taiwan, Inc. (“SEGT”).  SEG generates promotion revenue through placement marketing into movies/videos/seminars.

Success Drink Group, Inc. (“SDG”) was incorporated on September 3, 2014 under the laws of the Republic of Seychelles. On September 3, 2014, SHGT’s Board of Directors authorized the acquisition of 50,000,000 ordinary shares of Success Drink Group. SDG issued 50,000,000 ordinary shares to SHGT as shareholder of record thus making SDG, the wholly-owned subsidiary of SHGT.

SDG was created to market SHGT’s new health drink product, 888 Success Drink, within China by utilizing five major consumer chain pathways with intentions to distribute to approximately 20,000 to 30,000 chain supermarkets during 2015.

On December 23, 2014, SHGT issued 500,000 shares of common stock to acquire 55% of the issued and outstanding shares of Launch TV Network Company, Inc. (“LTN”), a Virginia corporation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Success Holding Group International, Inc. and its wholly and majority owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling interest represents the minority equity holders’ investment in LTN, plus the minority share of the net operating results and other components of equity relating to the non-controlling interest.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2014, included in the Company’s Form 10-KT filed on March 10, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the entire year ending December 31, 2015.

Change in Fiscal Year End

The Company has filed its Form 8-K on December 8, 2014 to change the Company's fiscal year end from February 28 to December 31. As a result of this change, the Company filed a Transition Report on Form 10-K for the ten-month transition period ended December 31, 2014. References to any of the Company’s fiscal years mean the fiscal year ending December 31 of that calendar year.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on prior period reported losses. The Company recast the March 31, 2014 condensed consolidated financial statements resulting from the change in its fiscal year end.

Cash

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of March 31, 2015 and December 31, 2014. At times throughout the year, the Company might maintain bank balances that may exceed Central Deposit Insurance Corporation (Taiwan – TWD$3,000,000 or US$95,338 at March 31, 2015) and Federal Deposit Insurance Corporation (United States – $250,000) insured limits. The Company maintains its cash deposit accounts with high credit quality financial institutions, and therefore believes that its loss exposure is minimal. At March 31, 2015 and December 31, 2014, the Company had $2,121,541 and $1,891,177, respectively, over the insurable limit.

Accounts Receivable

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. This allowance reflects management’s estimate of the potential losses inherent in the accounts receivable balance, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business generally results in a nominal provision for doubtful accounts. Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary as of March 31, 2015 and December 31, 2014, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible after exhaustive effort at collection. The Company does not accrue interest on past due receivables.

Equity Method Investment

When the Company has the ability to exercise significant influence, but not control, over the investee, the Company records equity method adjustments in gains (losses) on equity method investments, net, and may do so with up to a one-quarter lag. Equity method adjustments include: the Company’s proportionate share of investee income` or loss, gains or losses resulting from investee capital transactions, adjustments to recognize certain differences between the Company’s carrying value and the Company’s equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method.

Earnings Per Share

The Company computes earnings per share in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings per share excludes all potential common shares if their effect is anti-dilutive. The basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 as follows:

	For the Three months Ended
	March 31,
	2015	2014
Numerator
Net income (loss)	$352,632	$(16,655)
Denominator
Weighted average common shares outstanding–basic	37,222,778	36,680,000
Dilution associated with stock option	500,000	-
Weighted average common shares outstanding–diluted	37,722,778	36,680,000

Basic earnings per share	$0.01	$(0.00)
Diluted earnings per share	$0.01	$(0.00)

Income Taxes

The Company and its majority owned U.S. subsidiaries are governed by the U.S. Internal Revenue Code of 1986, as amended.  The Company’s wholly owned subsidiaries; CEC, SEG, SEGT and SDG’s source of income are all generated from the People Republic of China (the “PRC”) may be subject to the PRC’s Unified Corporate Income Tax Law (the “EIT Law”) as non-resident companies.  The EIT Law became effective in January 2008, which established a single unified 25% income tax rate for most companies, including non-resident companies.

The Company accounts for income taxes using the asset/liability method prescribed by ASC 740, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2015 and December 31, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.  For the three months ended March 31, 2015 and 2014, the Company had no impairment long-lived assets.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to, accounts receivable allowances, evaluation of impairment of long-lived assets, fair value of the Company’s stock, stock based compensation, and valuation allowance relating to the Company’s deferred tax assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provision of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on the estimated grant date fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505, Equity–based Payments to Non-Employees (“ASC 505”). Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based compensation expense for the three months ended March 31, 2015 and 2014 was $24,667 and $0, respectively.

Revenue Recognition

The major revenue streams of the Company are a series of human spirit stimulation training seminars, and to accept advertising sponsorship of its investment in internet movies.

The revenue from films are recognized through video-on-demand and similar to pay-per-view on website arrangements as the feature films are exhibited based on end-customer purchases as reported by the distributor.

Training seminars have its agenda and speaking topics and other decoration details defined within the contract.

The Company recognizes revenue when products are fully delivered, or services have been provided, and collection is reasonably assured.

Content library

Film and television costs, also known as content library, include the costs of acquiring rights to content, the costs associated with producers, directors, writers and actors, and the costs involved in producing the content. The Company amortizes film costs using the individual-film-forecast method (“IFF Method”). Under the IFF Method such costs are charged against earnings, and included in operating expenses, in the ratio that the current period’s gross revenue bears management’s estimate of total remaining “ultimate” gross revenue as of the beginning of the current period. “Ultimate” is defined as estimates of revenue and expenses expected to be recognized over a period from the initial release date.

Foreign Currency Translation

The Company reports its financial statements in U.S. dollars. The Company at times will transact using USD, CNY and TWD as its functional currency. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The financial statements of the Company are translated into U.S. dollars in accordance with the ASC 830, Foreign Currency Translation, using rates of exchange at the end of the period for assets and liabilities, average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income.

The Company used an exchange rate of 31.4010 for its asset and liability accounts relating to the TWD currency used on SEGT’s balance sheet at March 31, 2015, and an exchange rate of 31.5923 for its revenue and expense accounts relating to the TWD currency used on SEGT’s statement of operations for the three months ended March 31, 2015.

At March 31, 2015 and December 31, 2014, the cumulative translation adjustment was $(2,605) and $(2,940), respectively. For the three months ended March 31, 2015 and 2014, net other comprehensive loss was $335 and $0, respectively.

Valuation of Goodwill

The Company assesses goodwill for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company will perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step of the review process, the Company compares the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If the estimated fair value of the reporting unit is less than its carrying amount, the Company proceeds to the second step of the review process to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required. The Company calculates the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, the Company uses industry and market data, as well as knowledge of the industry and the Company’s past experiences.

The Company bases its calculation of the estimated fair value of a reporting unit on the income approach. For the income approach, the Company uses internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. The Company bases these assumptions on its historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and its expectations.

The Company has had no goodwill impairment charges for the last three fiscal years, and as of the date of each of the most recent detailed tests, the estimated fair value of each of its reporting units exceeded its' respective carrying amount by more than 100% based on its models and assumptions.

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The Company is in the process of assessing the impact the adoption of ASU 2015-03 will have on its condensed consolidated financial position, and results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent upon the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 was effective for the Company on January 1, 2015. The adoption of ASU 2014-12 did not have a material impact on the Company's condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. In March 2015, the FASB voted to defer the effective date by one year, but allow early adoption as of the original adoption date. This proposed delay is subject to the board's normal due diligence process, including a public comment period. The Company is in the process of assessing the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial position, and results of operations.

NOTE 3 – EQUITY METHOD INVESTMENTS

Equity method investments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

StatClash Inc.	$-	30%	$-	30%

The Company’s equity method investments are classified in other long-term assets on the condensed consolidated balance sheets. Net losses on equity method investments were $0 and $0 for the three months ended March 31, 2015 and 2014, respectively.

As of December 31, 2014, the Company reduced its investment in StatClash Inc. (“StatClash”) to $0, based on its proportionate share of StatClash's net loss for the year ended December 31, 2014. The Company discontinued applying the equity method to this investment since an imminent return to profitability is not reasonably assured.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consists of prepaid seminar costs, advances to suppliers, prepaid promotional fees, prepaid operational expenses, and prepaid director fees.  As of March 31, 2015 and December 31, 2014, the balance for the current portion of prepaid expenses is $1,494,184 and $865,624, respectively.  As of March 31, 2015 and December 31, 2014, the balance for the long term portion of prepaid expenses is $271,333 and $0, respectively.

On February 1, 2015, the Company entered into an agreement with Mark Corrao to be a Non-Executive Director of the Company. The terms of the agreement call for Mr. Corrao to be paid an annual salary of $24,000 a year, and he is to receive 50,000 shares of common stock valued at $444,000, or $8.88 per share, vesting over a three year period. The Company recorded the shares as a prepaid expense, and for the period ended March 31, 2015, has amortized $24,667 of the shares.  As of March 31, 2015, $419,333 remains of this prepaid expense.

NOTE 5 – CONTENT LIBRARY

Content library carried at cost, represent the following as of March 31, 2015:

Content Library Name	Balance at March 31, 2015

Don't Wanna Say Goodbye	$96,620
Pretty Women (Tentative)	300,000
Shanghai Night Sleeples s (Tentative)	280,000
Pronunciation Class	200,000
Falling In (Tentative)	250,000
High-Heels	241,893
Love Waltz	160,725
Total	$1,529,238

Don’t Wanna Say Goodbye

As of March 26, 2015, the film “Don’t Wanna Say Goodbye” has been completed, and the release date was May 1, 2015.  As of March 31, 2015 and December 31, 2014, costs related to this film are $96,620.

Pretty Women (Tentative)

The film “Pretty Women” (Tentative) does not yet have a completion or release date.  As of March 31, 2015 and December 31, 2014, costs related to this film are $300,000.

Shanghai Night Sleepless (Tentative)

The film “Shanghai Night Sleepless” (Tentative) does not yet have a completion or release date.  As of March 31, 2015 and December 31, 2014, costs related to this film are $280,000.

Pronunciation Class

As of February 17, 2015, the film “Pronunciation Class” has been completed, and the release date was April 17, 2015.  As of March 31, 2015 and December 31, 2014, costs related to this film are $200,000.

Falling In (Tentative)

The film “Falling In” (Tentative) does not yet have a completion or release date.  As of March 31, 2015 and December 31, 2014, costs related to this film are $250,000.

High-Heels

As of February 10, 2015, the film “High-Heels” has been completed, but does not yet have a release date.  As of March 31, 2015, costs related to this film are $241,893.

Love Waltz

As of February 17, 2015, the film “Love Waltz” has been completed, but does not yet have a release date.  As of March 31, 2015, costs related to this film are $160,725.

NOTE 6 – GOODWILL

On November 10, 2014, the Company’s Board of Directors authorized the execution of an acquisition and stock exchange agreement (the "Acquisition Agreement") with Freedom Energy Holdings Inc. ("Freedom Energy"), pursuant to which the Company acquired from Freedom Energy 550 shares of common stock of LTN, representing a 55% equity interest in Launch TV.  In further accordance with the terms and provisions of the Acquisition Agreement and in exchange therefore, the Company agreed to issue 500,000 shares of the Company’s restricted common stock to Freedom Energy, and Freedom Energy agreed to hold the 500,000 shares of common stock for a period of 24-months prior to selling such shares in the marketplace.

As a result of the issuance of 500,000 shares of common stock on December 23, 2014, LTN formally became a subsidiary of the Company.  As a result, the Company recorded goodwill valued at $2,051,527, which consisted of the 500,000 shares of the Company’s common stock valued at $2,000,000, or $4.00 a share, and the net assets of LTN, which were $51,527.

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

On May 27, 2014, the Company entered into promissory note to borrow $120,000 from Freedom Energy, which is owned by Brian Kistler, the Company’s Chief Financial Officer (“CFO”). The note is due and payable upon demand and bears interest at Prime plus 1% per annum. On March 31, 2015, the unpaid principle is $90,700. For the three months ended March 31, 2015, the interest expense is $950.  As of March 31, 2015 and December 31, 2014, accrued interest on this promissory note is $2,666 and $1,715, respectively.

On October 30, 2014, the Company entered into Promissory Note agreements to borrow $6,000 from New Opportunity Business Solutions, Inc. (“NOBS”), which is owned by the Company’s CFO. The note is due and payable upon demand and bears interest at Prime plus 1% per annum. On March 31, 2015, the unpaid principle is $6,000. For the three months ended March 31, 2015, the interest expense is $63.  As of March 31, 2015 and December 31, 2014, accrued interest on this promissory note is $106 and $43, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2015 and December 31, 2014, Success Holding Group Corp. USA (“SHGR”), a shareholder of the Company, has an outstanding receivable amount of $37,533 from the Company, which it has advanced the amount to the Company to pay administrative and operating expenses. These advances are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand.

As part of the agreement with Mr. Corrao (see Note 4), the Company accrued $4,000 of the annual fee due him as due to related party on the unaudited condensed consolidated balance sheet.

NOTE 9 – LOAN PAYABLE – RELATED PARTY

On November 13, 2014, SHGR entered into a loan agreement with the Company for $60,000. The loan will mature in one year and the Company bears no interest until the due date, at which time any outstanding principal balance will bear an annual interest rate of 3% going forward.

NOTE 10 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company currently reports operations under two business segments.

Geographic Information for the three months ended March 31, 2015 are as follows:

For the Three Months Ended March 31, 2015	USA (LTN)	Asia
Revenue	$63,957	$6,980,435
Cost	18,435	5,830,000
Expenses	23,303	697,319
Other (expense) income	(1,013)	94
Income before taxes	$21,206	$453,210

March 31, 2015	USA (LTN)	Asia
Assets	$28,588	$8,040,372
Liabilities	101,068	360,217
Net assets	$(72,480)	$7,680,155

NOTE 11 – CUSTOMER CONCENTRATION

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the three months ended March 31, 2015

	For the Three Months Ended
	March 31, 2015
	Amount	%
Rich Harvest Co., Ltd	$2,070,000	29%
Big Station Co., Ltd.	2,470,000	35%
Beyond Excellence Co., Ltd.	1,940,420	28%

NOTE 12 – STOCK OPTIONS

On November 30, 2014, the Company entered into a stock option agreement (the "Stock Option Agreement") with NOBS. Pursuant to the Stock Option Agreement, the Company agreed to grant to the Company’s CFO the option to purchase 500,000 shares of the Company's common stock at a purchase price of $5.00, which vests immediately, and expires in three years (the "Option"). The fair value of the Option is $1,337,333, which was valued using the Black-Scholes Valuation Model.  The Option was granted by the Company as a reward to the Company’s CFO for introducing and consummating the acquisition of the equity interest in LTN.

NOTE 13 – COMMON STOCK

The Company has 300,000,000 common shares authorized with a par value of $0.001 per share.

On June 14, 2014, the holders of a majority of the shares of Common Stock approved a forward split of such shares by a ratio of four for one (4:1) (the “Forward Split”). The Company filed the certificate of amendment (the “Certificate”) to its articles of incorporation with the State of Nevada effectuating the Forward Split on June 19, 2014. The Forward Split became effective in the State of Nevada on June 20, 2014. The Forward Split became effective on the OTC Bulletin Board (the “OTC BB”) on July 8, 2014, based upon the filing of appropriate documentation with the Financial Industry Regulatory Authority, Inc. (“FINRA”). As a result of the Forward Split, the Company’s total issued and outstanding shares of common stock increased from approximately 9,170,000 shares to 36,680,000 shares of common stock. All share and earnings per share numbers prior to the July 8, 2014 stock split have been retroactively restated to reflect the Forward Split for all periods presented.

On February 1, 2015, the Company issued 50,000 shares of common stock at $8.88 per share for a value of $444,000 to Mr. Corrao for prepaid director fees (see Note 4).

The total common stock issued and outstanding as of March 31, 2015 and December 31, 2014 was 37,245,000 and 37,195,000 shares, respectively.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated all transactions and events after the balance sheet date through the filing date of this report and concluded that no subsequent events have occurred that would require adjustments or disclosure in this interim unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by Success Holding Group International, Inc. and subsidiaries (“we,” “us,” “our,” or the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed financial statements and accompanying notes to the unaudited condensed financial statements for the three months ended March 31, 2015.

This report contains forward-looking statements that involve risk and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this report are good faith estimates of management as of the date of this report and actual results may differ materially from historical results or our predictions of future results.

Overview

Success Holding Group International Inc. is a Nevada corporation formed on July 5, 2012 under the name "Macco International Corp". On June 13, 2014, pursuant to the terms of a stock purchase agreement dated April 23, 2014, Success Holding Group Corp., a Nevada corporation, purchased from our shareholders 24,800,000 shares of common stock (“Share Purchase”). In connection with the Share Purchase, the Company accepted the resignation of its sole officer and director, and simultaneously appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer.

On June 14, 2014, the holders of a majority of the shares of common stock approved a forward split of such shares by a ratio of four for one (4:1) (the “Forward Split”). All share numbers and per share prices in this Report reflect the Forward Split, unless otherwise indicated.

On June 20, 2014, we changed its name to Success Holding Group International Inc. to better reflect our planned future business operations.

Subsidiaries

We currently have three wholly-owned subsidiaries as follows:

Celebrity Enterprise Co. Ltd. (“SEG”)

CEC was incorporated on February 11, 2014 under the laws of the Republic of Seychelles. We currently plan to engage in the business of conducting training seminars and investing in the production of Internet short films through CEC.

Success Entertainment Group Inc. (“CEC”)

SEG was incorporated on January 6, 2014 under the laws of the Cayman Islands. We currently engage in the business of investing in the production of Internet short films through SEG.

Success Drink Group Inc. (“Success Drink Group”)

Success Drink Group was incorporated on September 3, 2014 under the laws of the Republic of Seychelles. Success Drink Group was created to market the new health drink product, 888 Success Drink

In addition to the foregoing, we have two partially owned subsidiaries:

Launch TV Network Company (“Launch TV”)

On November 10, 2014, we acquired 55% equity interest in Launch TV, a Virginia corporation. Launch TV is in the business of distribution of movie and television content via an internet based platform.

StatClash, Inc. (“StatClash”)

On August 8, 2013, StatClash sold 4,770,000 shares of its common stock to us, which constituted a 31% equity interest in StatClash. On October 17, 2014, we acquired 4,770,000 shares of common stock of StatClash from Success Holding Group Corp. USA (“SHGR”), a majority shareholder of the Company. StatClash is a start-up daily fantasy sports site based in Mount Clemens, Michigan.

CURRENT BUSINESS OPERATIONS

We are among Asia's leading providers of self-improvement products and programs. Led by motivational speaker and marketer, Steve Chen, we have acquired rapidly growing companies in the self-help, inspirational and health drink sectors. We are currently engaged in three principal areas of business, the business of (i) conducting personal improvement seminars featuring Mr. Chen in China, (ii) the business of investing in inspirational short films for pay-per-view online audiences worldwide and (iii) distribution of a specialty drink, 888 Success Drink, in Shanghai China.

Going forward, we plan to continue our drive to acquire expanding, high-margin businesses providing products and services serving the physical, spiritual and emotional well-being of diverse consumers across China and around the globe.

TRAINING SEMINARS

Our products and services revolve around the business management and personal life programs written and developed by our Chairmen. We provide training and development programs primarily through seminars.

During fiscal year 2014, our Chairman of the Board, Steve Chen, held seminars on a monthly basis throughout Southern Asia. These seminars focus on the areas of self-improvement, successful business management and effective leadership, and skills on communication and socialization.

INTERNET MOVIES

Our internet movie business is currently focused on the online internet short-film market in China. During fiscal year 2015, we intend to invest in approximately thirty internet short-films. It is our plan to produce an "Inspirational Series" of internet movies with a common theme to encourage people to pursue their dreams and achieve true happiness.

To date, 4 internet movies are available for view to subscribers at our online platform mv888.com, featuring some of Asia's top actors, directors and producers.

We have a budget of approximately $300,000 to $1,000,000 for each online movie depending on its production proposal and currently plan to fund these projects from operating cash flows. In addition to subscription fees, we also sell endorsement for our internet movies. We will seek to sell issuance or broadcasting rights for these films, and to develop and sell promotional and other products related to these films worldwide.

DRINK BUSINESS

In 2014, we, though Success Drink Group, entered into a License Agreement with Shanghai Taiyi Food & Beverage Co. Ltd., a corporation established under the laws of China (“Taiyi”), pursuant to which we authorized Taiyi to distribute the 888 Success Drink in Shanghai, China. In consideration, we are entitled to a one-time license fee of $3,000,000, payable in three installments by May 2015 and 10% of the monthly revenue generated by the 888 Success Drink.

RESULTS OF OPERATION

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

During the three month period ended March 31, 2015, we generated revenue of $7,044,392 compared to $0 for the three months ended March 31, 2014. During the three month period ended March 31, 2015, the majority of our revenue was generated from certain major customers as follows: (i) $2,070,000 from Rich Harvest Co., Ltd; (ii) $2,470,000 from Big Station Co., Ltd.; and (iii) $1,940,420 from Beyond Excellence Co., Ltd. During the three month period ended March 31, 2015, we incurred $5,848,435 compared to $0 for the three months ended March 31, 2014 in cost of revenues thus resulting in a gross profit of $1,195,957.

During the three month period ended March 31, 2015, we incurred operating expenses of $720,622 compared to $16,655 incurred for the three months ended March 31, 2014, which is an increase of $703,967. During the three month period ended March 31, 2015, operating expenses primarily consisted of the following: NASDAQ entry fees of $150,000, commissions of $116,215, advertising fees of $251,684, and professional fees of $132,900. Operating expenses increased during the three month period ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of the increase in operating fees resulting from increased scale and scope of business operations, as well as stock based compensation. General and administrative expenses generally relate to corporate overhead, financial and administrative contracted services.

During the three month period ended March 31, 2015, we also recorded other expense of $919 compared to $0 for the three months ended March 31, 2014. The increase of $919 in other expense is primarily due to interest expense of $1,013, offset by interest income of $93.

Due to the factors discussed above our net income from operations before taxes for the three month period ended March 31, 2015 was $474,416 compared to a net loss from operations of $(16,655) for the three months ended March 31, 2014, an increase of $491,071.

Including a provision for income taxes of $121,784 as of March 31, 2015, our net income for the three month period ended March 31, 2015 was $352,632 compared to a net loss of $(16,655), an increase of $369,287.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015

For the three month period ended March 31, 2015, the Company reported net income of $352,632, comprehensive income of $362,510 and equity of $7,607,675 at that date. As of March 31, 2015, the Company had cash on hand of $2,568,119, which were primarily held by our foreign subsidiaries.

As of March 31, 2015, our current assets were $4,216,862 and our current liabilities were $461,285, which resulted in a working capital surplus of $3,755,577. As of March 31, 2015, current assets were comprised of: $2,568,119 in cash, $104,720 in accounts receivable, $49,839 in other receivables, and $1,494,184 in current portion of prepaid expenses. As of March 31, 2015, current liabilities were comprised of: $141,268 in accounts payable and accrued expenses, $96,700 in notes payable - related parties, $41,533 due to related parties, $60,000 in loan payable – related party, and $121,784 in accrued income taxes.

As of March 31, 2015, our total assets were $8,068,960 comprised of: current assets of $4,216,862; non-current content library, net of $1,529,238; goodwill of $2,051,527; and long term portion of prepaid expenses of $271,333. The increase in total assets from the year ended December 31, 2014 was primarily due to the increase in cash, and prepaid expenses.

As of March 31, 2015, our total liabilities were $461,285 comprised entirely of current liabilities. The increase in total liabilities from December 31, 2014 was primarily due to the increase in accounts payable and accrued expenses of $80,571, and the increase in accrued income taxes of $121,784.

Retained earnings increased from $3,347,858 as of December 31, 2014 to $3,710,033 as of March 31, 2015.

Our principal sources of liquidity are our cash, as well as the cash flow that we generate from our operations. The Company believes its existing balances of cash will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months. To the extent we need additional capital, we may seek to raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may seek to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Debt financing could require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that are not favorable to us. We do not know whether additional funding will be available on acceptable terms, or at all. A failure to secure additional funding when needed may require us to curtail certain operational activities, including sales and marketing, and international operations and would have a material adverse effect on our future business and financial condition.

Cash Flows from Operating Activities

For the three month period ended March 31, 2015, net cash flows provided by operating activities was $434,374 compared to net cash flows used in operating activities of $16,655 for the three months ended March 31, 2014, an increase of $451,029. Net cash flows provided by operating activities during the three month period ended March 31, 2015 consisted of net income of $355,812, which was changed by: amortization of prepaid stock issued for services of $24,667, a decrease of $335,280 in accounts receivable, an increase of $480,560 in prepaid expenses, an increase of $80,571 in accounts payable and accrued expenses, and an increase in accrued income taxes of $121,784.

Cash Flows from Investing Activities

For the three month period ended March 31, 2015, net cash used in investing activities was $49,261 for payments towards our content library. For the three months end March 31, 2014, we did not generate or use any cash flows from investing activities.

Cash Flows from Financing Activities

For the three month period ended March 31, 2015, cash flows provided by financing activities was $4,000 compared to $9,000 for the three months ended March 31, 2014. Cash flows from financing activities of $4,000 for the three month period ended March 31, 2015 consisted of advances from related parties.

Future Cash Commitments

On November 13, 2014, SHGR entered into a loan agreement with the Company for $60,000. The loan will mature in one year and the Company bears no interest until the due date, at which time any outstanding principal balance will bear an annual interest rate of 3% going forward.

As of March 31, 2015, SHGR is also owed $37,533, which it previously advanced to us to pay administrative and operating expenses. The Company also owes $4,000 to Mr. Corrao as of March 31, 2015.

On May 27, 2014, the Company entered into promissory note to borrow $120,000 from Freedom Energy Holdings, Inc., which is owned by Brian Kistler, the Company’s Chief Financial Officer (“CFO”). The note is due and payable upon demand and bears interest at Prime plus 1% per annum. On March 31, 2015, the unpaid principle is $90,700. For the three months ended March 31, 2015, the interest expense is $950. As of March 31, 2015 and December 31, 2015, accrued interest on this promissory note is $2,666 and $1,715, respectively.

On October 30, 2014, the Company entered into Promissory Note agreements to borrow $6,000 from New Opportunity Business Solutions, Inc. (“NOBS”), which is owned by the Company’s CFO. The note is due and payable upon demand and bears interest at Prime plus 1% per annum. On March 31, 2015, the unpaid principle is $6,000. For the three months ended March 31, 2015, the interest expense is $63. As of March 31, 2015 and December 31, 2015, accrued interest on this promissory note is $106 and $43, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The Company is in the process of assessing the impact the adoption of ASU 2015-03 will have on its condensed consolidated financial position, and results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent upon the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 was effective for the Company on January 1, 2015. The adoption of ASU 2014-12 did not have a material impact on the Company's condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606(“ASU 2014-09”). ASU 2014-09 replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. In March 2015, the FASB voted to defer the effective date by one year, but allow early adoption as of the original adoption date. This proposed delay is subject to the board's normal due diligence process, including a public comment period. The Company is in the process of assessing the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial position, and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our unaudited condensed results of operations, financial position or liquidity for the periods presented in this report. Please refer Note 2 – Summary of Significant Accounting Policies in the notes to the unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, and for the same reasons set forth in our Annual Report on Form 10-KT for the year ended December 31, 2014, management concluded that as of March 31, 2015 our disclosure controls and procedures were not effective.

Limitations on Effectiveness of Controls and Procedures

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

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

ACQUISITION AGREEMENT

Effective on November 10, 2014, our Board of Directors approved the issuance of the 500,000 shares of common stock to Freedom Energy in accordance with the terms and provisions of the Acquisition Agreement. The shares of common stock were issued at $4.00 per share on December 23, 2014. The shares of common stock were issued to Freedom Energy in reliance on Section 4(2) promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding in any of the periods presented in these financial statements.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Success Holding Group International, Inc.

Dated: May 20, 2015	By:	/s/ Chi Jui Hong
Chi Jui Hong
Chief Executive Officer

Dated: May 20, 2015	By:	/s/ Brian Kistler
Brian Kistler
Chief Financial Officer

