Form 10-Q
period 2015-06-30
SUCCESS HOLDING GROUP INTERNATIONAL, INC.
filed 2015-08-20
CIK 1572699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-141060

Success Holding Group International Inc.
(Name of small business issuer in its charter)

Nevada	99-0378256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

531 Airport North Office Park Fort Wayne , Indiana 46825
(Address of principal executive offices)

(260) 450-1982
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

None
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 18, 2015
Common Stock, $0.001	37,245,000

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

3

PART I

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accountant

To the Board of Directors

Success Holding Group International, Inc.

531 Airport North Office Park

Fort Wayne, IN 46825

We have reviewed the accompanying balance sheet, income statement, and statement of cash flow of Success Holding Group International, Inc. as of June 30, 2015 for the six month period then ended. This interim financial information is the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statement for it to be in conformity with U.S. generally accepted accounting principles.

David L. Hillary, Jr., CPA, CITP

Noblesville, Indiana

August 19, 2015

Success Holding Group International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,417,629	$2,178,671
Accounts receivable, net	16,428	440,000
Other receivables	49,839	-
Intercompany receivables	-	-
Due from related parties	-	-
Current portion of prepaid expenses	1,491,965	865,624
Deferred tax asset	46,191	-
Total Current Assets	3,022,052	3,484,295

Non-current content library, net	2,018,789	1,529,816
Goodwill	2,051,527	2,051,527
Property and equipment, net	178,602	-
Long term portion of prepaid expenses	234,333	-

TOTAL ASSETS	$7,505,303	$7,065,638

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$251,824	$60,697
Notes payable - related parties	96,700	96,700
Due to related parties	31,525	37,533
Loan payable - related party	-	60,000
Total Current Liabilities	380,049	254,930

Long term portion of notes payable	-	-

TOTAL LIABILITIES	380,049	254,930

Commitments and contingencies

EQUITY
Success Holding Group International, Inc. stockholders' equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 37,245,000 and 37,195,000 shares issued and outstanding, respectively	37,245	37,195
Additional paid-in capital	3,914,703	3,470,753
Accumulated other comprehensive loss:
Foreign currency translation	(2,206)	(2,940)
Retained earnings	3,211,383	3,347,858
Total Success Holding Group International, Inc. stockholders' equity	7,161,125	6,852,866
Non-controlling interest	(35,871)	(42,158)
TOTAL EQUITY	7,125,254	6,810,708

TOTAL LIABILITIES AND EQUITY	$7,505,303	$7,065,638

The accompanying notes are an integral part of these unadutied condensed consolidated financial statements

Success Holding Group International, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$6,221,470	$-	$13,265,862	$-

COST OF REVENUES	6,166,099	-	12,014,534	-

GROSS PROFIT	55,371	-	1,251,328	-

OPERATING EXPENSES:
Payroll and payroll related expenses	40,252	-	40,252	-
Professional fees	363,017	-	495,917	-
General and administrative expenses	302,063	3,002	889,785	19,657
TOTAL OPERATING EXPENSES	705,332	3,002	1,425,954	19,657

LOSS FROM OPERATIONS	(649,961)	(3,002)	(174,626)	(19,657)

OTHER (EXPENSE) INCOME:
Interest expense	(1,022)	-	(2,035)	-
Interest income	188	-	282	-
TOTAL OTHER (EXPENSE) INCOME	(834)	-	(1,753)	-

LOSS FROM OPERATIONS BEFORE TAXES	(650,795)	(3,002)	(176,379)	(19,657)

Benefit from income taxes	(167,975)	-	(46,191)	-

NET LOSS	(482,820)	(3,002)	(130,188)	(19,657)

Net loss attributable to the non-controlling interest	(15,830)	-	(6,287)	-

NET LOSS ATTRIBUTABLE TO SUCCESS HOLDING GROUP INTERNATIONAL, INC. COMMON STOCKHOLDERS	(498,650)	(3,002)	(136,475)	(19,657)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation income	399	-	734	-

COMPREHENSIVE LOSS	$(498,251)	$(3,002)	$(135,741)	$(19,657)

LOSS PER SHARE:
Basic	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic	37,245,000	36,680,000	37,233,951	36,680,000
Weighted average number of common shares outstanding - Diluted	37,745,000	36,680,000	37,733,951	36,680,000

The accompanying notes are an integral part of these unadutied condensed consolidated financial statements

Success Holding Group International, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,188)	$(19,657)
Adjustment to reconcile change in net loss to net cash provided by (used in) operating activities:
Amortization of prepaid stock issued for services	61,667	-
Amortization of film costs	25,257	-
Depreciation of property and equipment	7,008	-
Changes in operating assets and liabilities:
Accounts receivable	423,572	-
Prepaid expenses	(478,341)	-
Deferred tax asset	(46,191)	-
Accounts payable and accrued expenses	191,127	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	53,911	(19,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment towards content library	(564,069)	-
Purchase of property and equipment	(185,610)	-

NET CASH USED IN INVESTING ACTIVITIES	(749,679)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments towards loan payable - related party	(60,000)	-
Advances from related parties	(6,008)	9,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(66,008)	9,000

Effect of exchange rate changes on cash	734	-

Net decrease in cash	(761,042)	(10,657)

Cash, beginning of period		11,538

Cash, end of period	$1,417,629	$881

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered and to be rendered	$444,000	$-

The accompanying notes are an integral part of these unadutied condensed consolidated financial statements

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

On December 23, 2014, SHGT issued 500,000 shares of common stock to acquire 55% of the issued and outstanding shares of Launch TV Network Company, Inc. (“Launch TV” or “LTN”), a Virginia corporation.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2014, included in the Company’s Form 10-KT filed on March 10, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the entire year ending December 31, 2015.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on prior period reported losses. The Company recast the June 30, 2014 condensed consolidated financial statements resulting from the change in its fiscal year end.

Cash

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of June 30, 2015 and December 31, 2014. At times throughout the year, the Company might maintain bank balances that may exceed Central Deposit Insurance Corporation (Taiwan – $3,000,000) and Federal Deposit Insurance Corporation (United States – $250,000) insured limits. The Company maintains its cash deposit accounts with high credit quality financial institutions, and therefore believes that its loss exposure is minimal. At June 30, 2015 and December 31, 2014, the Company had $768,222 and $0 over the insurable limit.

Accounts Receivable

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. This allowance reflects management’s estimate of the potential losses inherent in the accounts receivable balance, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business generally results in a nominal provision for doubtful accounts. Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary as of June 30, 2015 and December 31, 2014, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible after exhaustive effort at collection. The Company does not accrue interest on past due receivables.

Property and equipment, net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized.

The costs of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized in the results from operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Computer software and equipment – 3 years

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

Earnings per Share

The Company computes earnings per share in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings per share excludes all potential common shares if their effect is anti-dilutive. The basic and diluted earnings per share for the periods ended June 30, 2015 and 2014 as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator
Net income (loss)	$(482,820)	$(3,002)	$(130,188)	$(19,657)
Denominator
Weighted average common shares outstanding - basic	37,245,000	36,680,000	37,233,951	36,680,000
Dilution associated with stock options	500,000	-	500,000	-
Weighted average common shares outstanding - diluted	37,745,000	36,680,000	37,733,951	36,680,000

Basic earnings per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Diluted earnings per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Income Taxes

The Company and its majority owned U.S. subsidiaries are governed by the U.S. Internal Revenue Code of 1986, as amended. The Company’s wholly owned subsidiaries; CEC, SEG and SDG’s source of income are all generated from the People Republic of China (the “PRC”) may be subject to the PRC’s Unified Corporate Income Tax Law (the “EIT Law”) as non-resident companies. The EIT Law became effective in January 2008, which established a single unified 25% income tax rate for most companies, including non-resident companies.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2015 and December 31, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. For the periods ended June 30, 2015 and 2014, the Company had no impairment on long-lived assets.

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

Share-based compensation expense for the periods ended June 30, 2015 and 2014 was $61,667 and $0, respectively.

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

For the period ending June 30, 2015, the Company used an exchange rate of 31.07000 for its asset and liability accounts relating to the TWD currency used on SEGT’s balance sheet, and an exchange rate of 31.28950 for its revenue and expense accounts relating to the TWD currency used on SEGT’s statement of operations.

At June 30, 2015 and December 31, 2014, the cumulative translation adjustment was $(2,206) and $(2,940), respectively. For the periods ended June 30, 2015 and 2014, net other comprehensive income was $734 and $0, respectively.

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

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-03”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license, whereby the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The amendments in ASU 2015-05 are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The Company is in the process of assessing the impact the adoption of ASU 2015-05 will have on its condensed consolidated financial position, and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The Company is in the process of assessing the impact the adoption of ASU 2015-03 will have on its condensed consolidated financial position, and results of operations.

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

NOTE 3 – EQUITY METHOD INVESTMENTS

Equity method investments as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Carrying	Ownership	Carrying	Ownership
	Value	Percentage	Value	Percentage
StatClash Inc.	$-	30%	$-	30%

The Company’s equity method investments are classified in other long-term assets on the condensed consolidated balance sheets. Net losses on equity method investments were $0 and $0 for the periods ended June 30, 2015 and 2014, respectively.

As of December 31, 2014, the Company reduced its investment in StatClash Inc. (“StatClash”) to $0, based on its proportionate share of StatClash's net loss for the year ended December 31, 2014. The Company discontinued applying the equity method to this investment since an imminent return to profitability is not reasonably assured.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses represent the following as of June 30, 2015 and December 31, 2014:

	Balance at	Balance at
Description	June 30, 2015	December 31, 2014
Seminar costs	$-	$620,000
Advances to suppliers	730,000	83,939
Promotional fees	-	-
Operational expenses	77,970	161,685
Equipment	500,000	-
Director fees	418,333	-
Total prepaid expenses	1,726,303	865,624
Long term portion of prepaid expenses	(234,333)	-
Current portion of prepaid expenses	$1,491,970	$865,624

On February 1, 2015, the Company entered into an agreement with Mark Corrao to be a Non-Executive Director of the Company. The terms of the agreement call for Mr. Corrao to be paid an annual salary of $24,000 a year, and he is to receive 50,000 shares of common stock valued at $444,000, or $8.88 per share, vesting over a three year period. The Company recorded the shares as a prepaid expense, and for the period ended June 30, 2015, has amortized $61,667 of the shares. As of June 30, 2015, $382,333 remains of this prepaid expense.

On May 8, 2015, SDG entered into an agreement with W Motors to purchase a 2016 Lykan HyperSport Vehicle for $3,000,000, not including taxes or other charges necessary for importation or delivery. The terms of the agreement call for a $500,000 non-refundable down payment, then payments of $500,000 every 90 days for one year, and a final payment of $500,000 upon delivery of the vehicle. As of June 30, 2015, the Company has paid $500,000 towards this agreement and has recorded this as a prepaid equipment expense.

NOTE 5 – CONTENT LIBRARY, NET

Content library, net, carried at cost, represent the following as of June 30, 2015 and December 31, 2014:

	Balance at	Balance at
Content Library Name	June 30, 2015	December 31, 2014
Don't Wanna Say Goodbye	$205,025	$146,459
Pretty Women (Tentative)	300,000	300,000
Shanghai Night Sleepless (Tentative)	280,000	280,000
Pronunciation Class	202,000	200,000
Falling In (Tentative)	250,000	250,000
High-Heels	241,893	217,928
Love Waltz	160,725	128,775
King Showdown	404,403	6,654
Total content library	2,044,046	1,529,816
Amortization of film costs	(25,257)	-
Total content library, net	$2,018,789	$1,529,816

Don’t Wanna Say Goodbye

As of March 26, 2015, the film “Don’t Wanna Say Goodbye” has been completed, and the release date was May 1, 2015. As of June 30, 2015 and December 31, 2014, costs related to this film are $205,025 and $96,620, respectively. For the period ended June 30, 2015 and 2014, film costs of $11,421 and $0, respectively, have been amortized for this film.

Pretty Women (Tentative)

The film “Pretty Women” (Tentative) does not yet have a completion or release date. As of June 30, 2015 and December 31, 2014, costs related to this film are $300,000.

Shanghai Night Sleepless (Tentative)

The film “Shanghai Night Sleepless” (Tentative) does not yet have a completion or release date. As of June 30, 2015 and December 31, 2014, costs related to this film are $280,000.

Pronunciation Class

As of February 17, 2015, the film “Pronunciation Class” has been completed, and the release date was April 17, 2015. As of June 30, 2015 and December 31, 2014, costs related to this film are $202,000 and $200,000, respectively. For the period ended June 30, 2015 and 2014, film costs of $13,836 and $0, respectively, have been amortized for this film.

Falling In (Tentative)

The film “Falling In” (Tentative) does not yet have a completion or release date. As of June 30, 2015 and December 31, 2014, costs related to this film are $250,000.

High-Heels

As of February 10, 2015, the film “High-Heels” has been completed, but does not yet have a release date. As of June 30, 2015, costs related to this film are $241,893.

Love Waltz

As of February 17, 2015, the film “Love Waltz” has been completed, but does not yet have a release date. As of June 30, 2015, costs related to this film are $160,725.

King Showdown

The film “King Showdown” does not yet have a completion or release date. As of June 30, 2015, costs related to this film are $404,403.

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

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, represent the following as of June 30, 2015 and December 31, 2014:

	Balance at	Balance at
Description	June 30, 2015	December 31, 2014
Computer equipment	$11,810	$-
Computer software	173,800	-
Total property and equipment	185,610	-
Less: accumulated depreciation	(7,008)	-
Total property and equipment, net	$178,602	$-

Depreciation expense for property and equipment for the period ended June 30, 2015 and 2014 is $7,008 and $0, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

On May 27, 2014, the Company entered into promissory note to borrow $120,000 from Freedom Energy, which is owned by Brian Kistler, the Company’s current President and then Chief Financial Officer (“CFO”). The note is due and payable upon demand and bears interest at Prime plus 1% per annum. On June 30, 2015, the unpaid principle is $90,700. For the period ended June 30, 2015, the interest expense is $1,912. As of June 30, 2015 and December 31, 2014, accrued interest on this promissory note is $3,627 and $1,715, respectively.

On October 30, 2014, the Company entered into Promissory Note agreements to borrow $6,000 from New Opportunity Business Solutions, Inc. (“NOBS”), which is owned by the Company’s current President and then CFO. The note is due and payable upon demand and bears interest at Prime plus 1% per annum. On June 30, 2015, the unpaid principle is $6,000. For the period ended June 30, 2015, the interest expense is $126. As of June 30, 2015 and December 31, 2014, accrued interest on this promissory note is $170 and $43, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2015 and December 31, 2014, Success Holding Group Corp. USA (“SHGR”), a shareholder of the Company, has an outstanding receivable amount of $31,525 and $37,533, respectively, from the Company, which it has advanced to the Company to pay administrative and operating expenses. These advances are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand.

As part of the agreement with Mr. Corrao (see Note 4), the Company accrued $10,000 of the annual fee due him as due to related party on the unaudited condensed consolidated balance sheet.

NOTE 10 – LOAN PAYABLE – RELATED PARTY

On November 13, 2014, SHGR entered into a loan agreement with the Company for $60,000. The loan will mature in one year and the Company bears no interest until the due date, at which time any outstanding principal balance will bear an annual interest rate of 3% going forward. As of June 30, 2015, this loan was paid back in full.

NOTE 11 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company currently reports operations under two business segments.

Geographic information relating to the unaudited condensed statement of operations for the three and six months ended June 30, 2015 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2015
	USA (LTN)	Asia	USA (LTN)	Asia
Revenue	$1,542	$6,219,928	$65,499	$13,200,363
Costs of revenue	(10,500)	(6,155,599)	(28,935)	(11,985,599)
Operating expenses	(25,128)	(680,204)	(48,431)	(1,377,523)
Other (expenses) income	(577)	(257)	(2,104)	351
Income (loss) before taxes	$(34,663)	$(616,132)	$(13,971)	$(162,408)

Geographic information relating to the unaudited condensed balance sheet as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
	USA (LTN)	Asia	USA (LTN)	Asia
Assets	$14,956	$7,490,347	$-	$7,065,638
Liabilities	122,613	257,436	-	254,930
Net assets	$(107,657)	$7,232,911	$-	$6,810,708

NOTE 12 – CUSTOMER CONCENTRATION

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the three and six months ended June 30, 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2015
	Amount	Percentage	Amount	Percentage
Rich Harvest Co., Ltd.	$2,160,000	35%	$4,360,435	33%
Big Station Co., Ltd.	$1,100,000	18%	$3,570,000	27%
Beyond Excellence Co., Ltd.	$655,000	11%	$2,465,000	19%
Polaris Global Co., Ltd.	$1,792,000	29%	$1,792,000	14%

NOTE 13 – STOCK OPTIONS

On November 30, 2014, the Company entered into a stock option agreement (the "Stock Option Agreement") with NOBS. Pursuant to the Stock Option Agreement, the Company agreed to grant to Brian Kistler, the Company’s current President and CFO at the time, the option to purchase 500,000 shares of the Company's common stock at a purchase price of $5.00, which vests immediately, and expires in three years (the "Option"). The fair value of the Option is $1,337,333, which was valued using the Black-Scholes Valuation Model. The Option was granted by the Company as a reward to Brian Kistler for introducing and consummating the acquisition of the equity interest in LTN.

NOTE 14 – COMMON STOCK

The Company has 300,000,000 common shares authorized with a par value of $0.001 per share.

On June 14, 2014, the holders of a majority of the shares of common stock approved a forward split of such shares by a ratio of four for one (4:1) (the “Forward Split”). The Company filed the certificate of amendment to its articles of incorporation with the State of Nevada effectuating the Forward Split on June 19, 2014. The Forward Split became effective in the State of Nevada on June 20, 2014. The Forward Split became effective on the OTC Bulletin Board (the “OTC BB”) on July 8, 2014, based upon the filing of appropriate documentation with the Financial Industry Regulatory Authority, Inc. (“FINRA”). As a result of the Forward Split, the Company’s total issued and outstanding shares of common stock increased from approximately 9,170,000 shares to 36,680,000 shares of common stock. All share and earnings per share numbers prior to the July 8, 2014 stock split have been retroactively restated to reflect the Forward Split for all periods presented.

On February 1, 2015, the Company issued 50,000 shares of common stock at $8.88 per share for a value of $444,000 to Mr. Corrao for prepaid director fees (see Note 4).

The total common stock issued and outstanding as of June 30, 2015 and December 31, 2014 was 37,245,000 and 37,195,000 shares, respectively.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued.

Based on this evaluation, it was determined that one event occurred requiring recognition or disclosure. The Company made a change of Independent Registered Public Accounting Firm as reported on Form 8-K.

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

Our unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed financial statements and accompanying notes to the unaudited condensed financial statements for the period ended June 30, 2015.

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

Overview

We are a Nevada corporation formed on July 5, 2012 under the name "Macco International Corp." Prior to the Change in Control Transaction (discussed below), Macco did not have any significant assets or operations. On June 20, 2014, the Company changed its name to Success Holding Group International Inc. to better reflect our planned future business operations following the change in control transaction described below.

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

Forward Stock Split

On June 14, 2014, the holders of a majority of the shares of Common Stock approved a forward split of such shares by a ratio of four for one (4:1) (the "Forward Split"). The Company filed the certificate of amendment (the "Certificate") to its articles of incorporation with the State of Nevada effectuating the Forward Split on June 19, 2014. The Forward Split became effective in the State of Nevada on June 20,2014. The Forward Split became effective on the OTC Bulletin Board (the "OTCBB") on July 8, 2014, based upon the filing of appropriate documentation with the Financial Industry Regulatory Authority, Inc. ("FINRA"). As a result of the Forward Split, our total issued and outstanding shares of common stock increased from approximately 9,170,000 shares to 36,680,000 shares of common stock.

Subsidiaries

We currently have three wholly-owned subsidiaries: Success Entertainment Group Inc., a corporation incorporated under the laws of the Cayman Island ("SEG"), Celebrity Enterprise Co. Ltd., a corporation incorporated under the laws of the Republic of Seychelles ("CEC"), and Success Drink Group Inc., a corporation incorporated under the laws of the Republic of Seychelles ("Success Drink Group").

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

Success Drink Group was created to market the new health drink product, 888 Success Drink.

Success One Air Group Inc.

Success One Air Group was incorporated on January 6, 2015 under the laws of the Republic of Seychelles. We hold 30,0000,000 ordinary shares of Success One Air Group Inc., which constitutes all the ordinary shares issued and outstanding.

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

CURRENT BUSINESS OPERATIONS

We are among Asia's leading providers of self-improvement products and programs. Our goal is to offer unique products and services devoted to expanding the personal, professional and spiritual health and well-being of people. We are led by our Chairman of the Board of Directors, Steve Andrew Chen, who is one of China's foremost motivational speakers, and a well-known orator in Asia. We intend to utilize and harness Mr. Chen's experience that has brought him millions of readers and students over 27 years to maximize our business and product offering opportunities to the audiences in China and the rest of Asia. Management believes that the Asian market presents a big market opportunity for our lines of business and it is our goal to become one of Asia's top fulfillers of their entertainment and self-improvement needs in this region.

We are currently engaged in three principal areas of business, (i) the business of producing and marketing personal improvement seminars primarily in China, (ii) the business of producing and distributing inspirational short films for pay-per-view online audiences worldwide, and (iii) the business of marketing and distributing a specialty health drink, '888' Success Drink, China's only black rice-based health drink.

Currently, we engage in these three areas of business though three of our subsidiaries:

•	a subsidiary producing and marketing personal improvement seminars featuring Mr. Chen;
•	a subsidiary engaged in producing and distributing inspirational short films for pay-per-view online audiences worldwide; and
•	a subsidiary engaged in the health drink business, which is engaged in marketing one product, '888,' which we believe to be China's only black rice-based health drink.

Subject to our ability to raise future financing, we are seeking to grow and expand through the formation and/or acquisition of companies that offer unique products and services devoted to expanding the personal, professional and spiritual health and well-being of people. We plan to focus our acquisition and expansion efforts on companies in the areas involving on integration of chain stores and brand names, online to offline, websites and e-commerce. We believe that through the newly structured public company platform, we will be able to pursue more aggressively and successfully the acquisition of quality companies in Asia. We intend to integrate these lines of business using the same logo and spokesperson and thus, create and maximize our brand value.

TRAINING SEMINARS

Our products and services revolve around the business management and personal life programs written and developed by our Chairman, Steve Andrew Chen. We provide training and development programs through local and national seminars, public and private speaking engagements, and other coaching programs.

During the fiscal year ended December 31, 2014, our Chairman held seminars on a monthly basis throughout Southern Asia. These seminars focus on the areas of successful business management and effective leadership, realizing personal value and skills on communication and socialization. The seminars are typically attended by 700 – 1,500 people per event. In addition to the live speeches, CDs, books, tapes, and other materials created by Mr. Chen, there are other products marketed and sold to the attendees at these seminars. On average, we receive approximately 20% of the revenues generated by the admission fees and the sales of products at the seminars through agreements with organizers of such seminars. In 2014, we held 31 events at which Mr. Chen appeared and we generated approximately $14,830,000 of revenues from this business, of which approximately $14,668,000 was from attendance and approximately $162,000 was from sales of books and DVDs.

INTERNET MOVIES

Our internet movie business is currently focused on the online internet short-film market in China. Our platform features short-movies we produce or co-produce, as well as other movies and videos licensed to us. It is our plan to produce an "Inspirational Series" of internet movies with a common theme to encourage people to pursue their dreams and achieve true happiness.

We have entered into several contracts to produce internet movies. Under the terms of the contracts (collectively, the "Internet Movie Contracts"), some of Asia's top actors, directors and producers, along with our Chairman, Mr. Chen, are going to be involved in our internet movies. positive-themed internet movies.

We have a budget of approximately $300,000 to $1,000,000 for each short-film depending on its production proposal and currently plan to fund these projects from operating cash flows. We will need to increase our operating cash flows to fund the production of these films, of which there is no assurance. We sell advertising sponsorships for these internet short-films. In addition, we will seek to sell issuance or broadcasting rights for these films, and to develop and sell promotional and other products related to these films throughout the world.

Our internet movie business generated $3.9 million revenue in 2014, mostly through advertising placement in the movies, which accounted for approximately 22% of our total revenue.

We have completed or in the process of filming the movies below.

"The Pronunciation Class of Love"

Filming of "The Pronunciation Class of Love" was completed in Taipei on August 25, 2014. The executive producer was Steven Andrew Chen, the Chairman of our Board. The movie tells the story of a boy with a stuttering speech impediment who met a girl that totally transformed his life and finally becomes a successful motivational speaker. The film has been released online in April 2015.

"Don't Wanna Say Goodbye"

On September 17, 2014, the Company entered into an agreement with Flu Idea Studio ("Flu Idea") to produce an online movie, "Don't Wanna Say Goodbye" for NTD5,000,000 (approximately $158,730), to be completed by December 31, 2014. Both parties may seek product placements for the movie and Flu Idea is entitled to receive 20% of the product placement fees that it introduces. Flu Idea is also entitled to receive 10% of the pre-tax profit of the movie. The film has been released online in May 2015.

"High Heels"

On November 19, 2014, our Board of Directors authorized the execution of a production and distribution agreement (the "Production Agreement") with Shengda Movie Production ("Shengda"), pursuant to which Shengda will produce a movie titled "High-Heels" for a motivational internet movie series. The movie tells the story of how a famous ballerina, after losing her legs in a car accident, stands up by herself and starts dancing again. In accordance with the terms of the Production Agreement, Shengda authorized us to film and distribute High Heels. The movie shall be approximately 25 minutes long at a fee of NTD7,500,000 (approximately $237,990), including script fee of NTD1,500,000 (approximately $47,597) (the "Fee"). The Fee will be paid by us in installments, which covers production, marketing, and distribution as follows: (i) 30% (NTD2,250,000) payable within five days after execution of the Production Agreement and Shengda must complete the execution of the performance agreement with the cast within five days from execution of the Production Agreement; (ii) 20% (NTD1,500,000) payable within three days of confirming the final version of the movie script and production plan by Shengda; (iii) 20% (NTD1,500,000) payable within one week of Shendga commencing its production and filming; (iv) 20% (NTD1,500,000) payable upon Shengda completing half of the production pursuant to which Shengda is required to provide us with progress plan beforehand; and (v) 10% (NTD750,000) payable within three days after Shengda completes the filming and production of the movie as approved by the People's Republic of China pertaining to any applicable laws, delivery of the completed movie to us and the movie is broadcast on one of the six designated internet platforms in China. The movie is anticipated to be completed by December 31, 2015. Both parties may seek product placements and Shengda is entitled to receive 20% of the product placement fees introduced by it. In addition, Shengda is entitled to receive 10% of the pre-tax profit of the movie. As of the date of this Memorandum, we have paid an aggregate NTD7,500,000 (approximately $237,990) to Shengda in accordance with the terms and provisions of the Production Agreement for the production of High-Heels. The movie is completed and has been released online.

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

BEVERAGE MARKET

In 2014, we, through Success Drink Group, entered into a License Agreement with Shanghai Taiyi Food & Beverage Co. Ltd., a corporation established under the laws of China ("Taiyi"), pursuant to which we authorized Taiyi to distribute the 888 Success Drink in Shanghai, China. In consideration, we are entitled to a one-time license fee of $3,000,000, payable in three installments, and 10% of the monthly revenue generated by the 888 Success Drink.

RESULTS OF OPERATION

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

During the three month period ended June 30, 2015, we generated revenue of $6,221,470 compared to $0 for the three months ended June 30, 2014, which is an increase of $6,221,470. During the three month period ended June 30, 2015, the majority of our revenue was generated from certain major customers as follows: (i) $2,160,000 from Rich Harvest Co., Ltd.; (ii) $1,100,000 from Big Station Co., Ltd.; (iii) $655,000 from Beyond Excellence Co., Ltd.; and (iv) $1,792,000 from Polaris Global Co., Ltd. During the three month period ended June 30, 2015, we incurred $6,166,099 compared to $0 for the three months ended June 30, 2014 in cost of revenues thus resulting in a gross profit of $55,371.

During the three month period ended June 30, 2015, we incurred operating expenses of $705,332 compared to $3,002 incurred for the three months ended June 30, 2014, which is an increase of $702,330. Operating expenses increased during the three month period ended June 30, 2015 compared to the three months ended June 30, 2014 primarily as a result of the increase in operating fees resulting from increased scale and scope of business operations, as well as stock based compensation. General and administrative expenses generally relate to corporate overhead, financial and administrative contracted services.

During the three month period ended June 30, 2015, we also recorded other expense of $834 compared to $0 for the three months ended June 30, 2014. The increase of $834 in other expense is primarily due to interest expense of $1,022, offset by interest income of $188.

Due to the factors discussed above our net loss from operations before taxes for the three month period ended June 30, 2015 was $650,795 compared to a net loss from operations of $3,002 for the three months ended June 30, 2014, an increase of $647,793.

Including a benefit for income taxes of $167,975 as of June 30, 2015, our net loss for the three month period ended June 30, 2015 was $482,820 compared to a net loss of $3,002 for the same period in 2014, an increase of $479,818.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

During the six month period ended June 30, 2015, we generated revenue of $13,265,862 compared to $0 for the six months ended June 30, 2014, which is an increase of $13,265,862. During the six month period ended June 30, 2015, the majority of our revenue was generated from certain major customers as follows: (i) $4,360,435 from Rich Harvest Co., Ltd.; (ii) $3,570,000 from Big Station Co., Ltd.; (iii) $2,465,000 from Beyond Excellence Co., Ltd.; and (iv) $1,792,000 from Polaris Global Co., Ltd. During the six month period ended June 30, 2015, we incurred $12,014,534 compared to $0 for the six months ended June 30, 2014 in cost of revenues thus resulting in a gross profit of $1,251,328.

During the six month period ended June 30, 2015, we incurred operating expenses of $1,425,954 compared to $19,657 incurred for the six months ended June 30, 2014, which is an increase of $1,406,297. During the six month period ended June 30, 2015, operating expenses primarily consisted of the following: NASDAQ application fees of $150,000, commissions of $116,682, advertising fees of $407,223, payroll and related expenses of $40,334, and professional fees of $495,926. Operating expenses increased during the six month period ended June 30, 2015 compared to the six months ended June 30, 2014 primarily as a result of the increase in operating fees resulting from increased scale and scope of business operations, as well as stock based compensation. General and administrative expenses generally relate to corporate overhead, financial and administrative contracted services.

During the six month period ended June 30, 2015, we also recorded other expense of $1,753 compared to $0 for the six months ended June 30, 2014. The increase of $1,753 in other expense is primarily due to interest expense of $2,035, offset by interest income of $282.

Due to the factors discussed above our net loss from operations before taxes for the six month period ended June 30, 2015 was $176,379 compared to a net loss from operations of $19,657 for the six months ended June 30, 2014, an increase of $156,722.

Including a benefit for income taxes of $46,191 as of June 30, 2015, our net loss for the six month period ended June 30, 2015 was $130,188 compared to a net loss of $19,657, an increase of $110,531.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015

For the six month period ended June 30, 2015, the Company reported net loss of $130,188, comprehensive loss of $135,741 and equity of $7,125,254 at that date. As of June 30, 2015, the Company had cash on hand of $1,417,629, which were primarily held by our foreign subsidiaries.

As of June 30, 2015, our current assets were $3,022,052 and our current liabilities were $380,049, which resulted in a working capital surplus of $2,642,003. As of June 30, 2015, current assets were comprised of: $1,417,629 in cash, $16,428 in accounts receivable, $49,839 in other receivables, $1,491,965 in current portion of prepaid expenses, and $46,191 in deferred tax asset. As of June 30, 2015, current liabilities were comprised of: $251,824 in accounts payable and accrued expenses, $96,700 in notes payable - related parties, and $31,525 due to related parties.

As of June 30, 2015, our total assets were $7,505,303 comprised of: current assets of $3,022,052; non-current content library, net of $2,018,789; goodwill of $2,051,527; property and equipment, net of $178,602, and long term portion of prepaid expenses of $234,333. The increase in total assets from the year ended December 31, 2014 was primarily due to the increase in cash, prepaid expenses and equipment.

As of June 30, 2015, our total liabilities were $380,049 comprised entirely of current liabilities. The increase in total liabilities from December 31, 2014 was primarily due to the increase in accounts payable and accrued expenses of $191,127, and a decrease in loan payable – related party of $60,000.

Retained earnings decreased from $3,347,858 as of December 31, 2014 to $3,211,383 as of June 30, 2015.

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

Cash Flows from Operating Activities

For the six month period ended June 30, 2015, net cash flows provided by operating activities was $53,911 compared to net cash flows used in operating activities of $19,657 for the six months ended June 30, 2014, an increase of $73,568. Net cash flows provided by operating activities during the six month period ended June 30, 2015 consisted of net loss of $130,188, which was changed by: amortization of prepaid stock issued for services of $61,667, amortization of film costs of $25,257, depreciation of property and equipment of $7,008, a decrease of $423,572 in accounts receivable, an increase of $478,341 in prepaid expenses, an increase in deferred tax asset of $46,191, and an increase of $191,127 in accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the six month period ended June 30, 2015, net cash used in investing activities was $749,679, which consisted of $564,069 for payments towards our content library, and $185,610 in purchases of property and equipment. For the six months end June 30, 2014, we did not generate or use any cash flows from investing activities.

Cash Flows from Financing Activities

For the six month period ended June 30, 2015, cash flows used in financing activities was $66,008 compared to cash flows provided by financing activities of $9,000 for the six months ended June 30, 2014. Cash flows from financing activities of $66,008 for the six month period ended June 30, 2015 consisted of a $60,000 repayment of a related party loan, and $6,008 in advances from related parties.

Future Cash Commitments

As of June 30, 2015, SHGR, a principal shareholder of the Company, is owed $31,525, which it previously advanced to us to pay administrative and operating expenses. The Company also owes $10,000 to Mr. Corrao as of June 30, 2015.

On May 27, 2014, the Company issued a promissory note in the principal amount of $120,000 to Freedom Energy Holdings, Inc., which is owned by Brian Kistler, the Company’s current President and then Chief Financial Officer (“CFO”). The note is due and payable upon demand and bears interest at Prime plus 1% per annum. On June 30, 2015, the unpaid principle is $90,700. For the period ended June 30, 2015, the interest expense is $1,912. As of June 30, 2015 and December 31, 2014, accrued interest on this promissory note is $3,627 and $1,715, respectively.

On October 30, 2014, the Company issued a Promissory Note in the amount of $6,000 to New Opportunity Business Solutions, Inc. (“NOBS”), which is owned by the Company’s current President and then CFO. The note is due and payable upon demand and bears interest at Prime plus 1% per annum. On June 30, 2015, the unpaid principle is $6,000. For the period ended June 30, 2015, the interest expense is $126. As of June 30, 2015 and December 31, 2014, accrued interest on this promissory note is $170 and $43, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-03”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license, whereby the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The amendments in ASU 2015-05 are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The Company is in the process of assessing the impact the adoption of ASU 2015-05 will have on its condensed consolidated financial position, and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The Company is in the process of assessing the impact the adoption of ASU 2015-03 will have on its condensed consolidated financial position, and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, and for the same reasons set forth in our Annual Report on Form 10-KT for the year ended December 31, 2014, management concluded that as of June 30, 2015 our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the fiscal period ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding in any of the periods presented in these financial statements.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
10.1

Employment Agreement by and between Success Holding Group International Inc. and Y. Tristan Kuo dated August 3, 2015 (Incorporation by reference to exhibit to the Company’s Form 8-K filed on August 7, 2015)

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

Success Holding Group International, Inc.

Dated: August 19, 2015	By:	/s/ Chi Jui Hong
Chi Jui Hong
Chief Executive Officer
(Principal Executive Officer)

Dated: August 19, 2015	By:	/s/ Brian Kistler
Brian Kistler
President

Dated: August 19, 2015	By:	/s/ Y. Tristan Kuo
Y. Tristan Kuo
Chief Financial Officer
(Principal Financial and Accounting Officer)